Form 10-Q
period 1994-06-30
HUTTON CONAM REALTY INVESTORS 4
filed 1994-08-15
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One) X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994


                                       OR


                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to


Commission file number: 0-13329

                        HUTTON/CONAM REALTY INVESTORS 4

             (Exact name of registrant as specified in its charter)




        California                                      11-2685746

(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285

(Address of principal executive offices)                        (Zip Code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes X   No Consolidated





Consolidated Balance Sheets


                                              June 30,        December 31,
Assets                                           1994                1993

Investments in real estate:
    Land                                  $12,088,984         $12,088,984
    Buildings and improvements             48,219,666          48,197,685

                                           60,308,650          60,286,669
    Less accumulated depreciation         (17,879,336)        (16,862,076)

                                           42,429,314          43,424,593
    Cash and cash equivalents               2,779,404           2,201,276

    Other assets                               20,752              20,322

                Total Assets              $45,229,470         $45,646,191


Liabilities and Partners' Capital

Liabilities:
    Mortgage payable                       $5,071,457          $5,090,828
    Distribution payable                      640,550             640,550
    Accounts payable and accrued
      expenses                                538,427             138,609
    Due to general partners and
      affiliates                               49,070              51,520
    Security deposits                         273,960             273,191

         Total Liabilities                  6,573,464           6,194,698


Partners' Capital (Deficit):
    General Partners                         (373,035)           (584,636)
    Limited Partners                       39,029,041          40,036,129

        Total Partners' Capital            38,656,006          39,451,493

        Total Liabilities and
           Partners' Capital              $45,229,470         $45,646,191






Consolidated Statements of Operations

                                  Three months ended          Six months ended
                                       June 30,                    June 30,
Income                            1994          1993          1994          1993

Rental                      $1,882,931    $1,780,478    $3,767,816    $3,557,842
Interest                        13,509        11,167        24,679        22,925

    Total Income             1,896,440     1,791,645     3,792,495     3,580,767


Expenses

Property operating             984,394       916,602     1,941,037     1,876,415
Depreciation                   508,630       507,588     1,017,260     1,015,266
Interest                       128,538       129,477       257,319       259,176
General and administrative      41,675        48,703        91,266        96,515

    Total Expenses           1,663,237     1,602,370     3,306,882     3,247,372

    Net income              $  233,203    $  189,275    $  485,613    $  333,395

Net Income Allocated:
To the General Partners     $  160,252    $  115,293    $  339,711    $  185,519
To the Limited Partners         72,951        73,982       145,902       147,876

                            $  233,203    $  189,275    $  485,613    $  333,395


Per limited partnership
  unit (128,110 outstanding)      $.57          $.58         $1.14         $1.15





Consolidated Statement of Partners' Capital
For the six months ended June 30, 1994

                                       General          Limited         Total
                                      Partners'        Partners'     Partners'
                                       Deficit          Capital       Capital

Balance at January 1, 1994           $(584,636)     $40,036,129   $39,451,493
Net income                             339,711          145,902       485,613
Cash distributions                    (128,110)      (1,152,990)   (1,281,100)

Balance at June 30, 1994             $(373,035)     $39,029,041   $38,656,006





Consolidated Statements of Cash Flows
For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:                   1994            1993

Net income                                         $  485,613       $333,395
Adjustments to reconcile net income
to net cash provided by operating
activities:
   Depreciation                                     1,017,260      1,015,266
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
       Other assets                                     (430)             0
       Accounts payable and accrued expenses          399,818       376,871
       Due to general partners and affiliates          (2,450)        1,875
       Security deposits                                  769        17,020

Net cash provided by operating activities           1,900,580     1,744,427

Cash Flows from Investing Activities:

        Buildings and improvements                    (21,981)      (54,590)

Net cash used for investing activities                (21,981)      (54,590)

Cash Flows from Financing Activities:

    Mortgage principal payments                       (19,371)      (17,513)
    Distributions                                  (1,281,100)   (1,245,514)


Net cash used for financing activities             (1,300,471)   (1,263,027)

Net increase in cash and cash equivalents             578,128       426,810
Cash and cash equivalents at beginning of period    2,201,276     2,049,371

Cash and cash equivalents at end of period         $2,779,404    $2,476,181

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest         $  257,319    $  259,176





Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital, and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




Part 1, Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Liquidity and Capital Resources

At June 30, 1994, the Partnership had cash and cash equivalents of $2,779,404 compared with $2,201,276 at December 31, 1993. The increase is primarily attributable to net cash from operations exceeding capital improvement expenditures, mortgage principal payments and distributions to limited partners. The Partnership expects sufficient cash flow to be generated from operations to meet its current operating expenses and debt service requirements.

The Partnership's 1994 second quarter cash distribution in the amount of $4.50 per Unit will be paid on August 15, 1994. The General Partners have determined that the Partnership's operating cash flow and cash reserves are sufficient to meet the Partnership's current operating expenses and projected capital expenditures and anticipate that cash distributions will be maintained through 1994. The level of future distributions will be reviewed on a quarterly basis.

Accounts payable and accrued expenses were $538,427 at June 30, 1994 compared with $138,609 at December 31, 1993. The increase reflects the accrual of real estate taxes for the first six months of 1994.

Results of Operations

Net income for the three and six month periods ended June 30, 1994 totalled $233,203 and $485,613 respectively, compared with net income of $189,275 and $333,395 for the corresponding periods in 1993. After adding back depreciation, a non-cash expense, and subtracting mortgage amortization, operations generated cash flow of $732,025 and $1,483,502 for the three and six months ended June 30, 1994, compared with cash flow of $687,996 and $1,331,148 for the corresponding periods in 1993. The increase in net income and cash flow is primarily attributable to an increase in rental income, partially offset by higher property operating expense.

Rental income for the three and six month periods ended June 30, 1994 totalled $1,882,931 and $3,767,816 respectively, compared with $1,780,478 and $3,557,842 for the corresponding periods in 1993. The increase in 1994 reflects increased revenues at all six properties due to rental rate increases instituted during the past year.

Property operating expenses for the three and six month periods ended June 30, 1994 totalled $984,394 and $1,941,037 respectively, compared with $916,602 and $1,876,415 for the corresponding periods in 1993. The increase is due primarily to expenditures related to the repair and sealing of a parking lot and carpet replacements for Cypress Lakes, and roof and general repairs for Trails at Meadowlakes.

For the three and six month periods ended June 30, 1994 and 1993, average occupancy levels at each of the properties were as follows:

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
Property                       1994          1993      1994        1993
Cypress Lakes                   95%           97%       96%         98%
Pelican Landing                 97%           93%       98%         95%
River Hill                      95%           96%       96%         95%
Shadowood Village               95%           95%       95%         96%
Trails at Meadow Lakes          96%           94%       97%         96%
Village at Foothills II         94%           95%       96%         95%




PART II	OTHER INFORMATION


Items 1-4	Not applicable

Item 5	Other information.

        Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner RI 3-4 Real Estate Services, Inc. is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6	Exhibits and Reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HUTTON/CONAM REALTY INVESTORS 4

                              BY:   RI 3-4 REAL ESTATE SERVICES, INC.
                                    General Partner



Date:    August 12, 1994      BY:   s/Paul L. Abbott/
                              Title:  Director and President