Form 10-Q
period 1994-09-30
HUTTON CONAM REALTY INVESTORS 4
filed 1994-11-14
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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





                          Consolidated Balance Sheets

                                                September 30,     December 31,
                                                    1994              1993
Assets

Investments in real estate:
   Land                                         $ 12,088,984     $ 12,088,984
   Buildings and improvements                     48,221,166       48,197,685
                                                  ----------       ----------
                                                  60,310,150       60,286,669
   Less- accumulated depreciation                (18,388,066)     (16,862,076)
                                                  ----------       ----------
                                                  41,922,084       43,424,593
Cash and cash equivalents                          3,112,018        2,201,276
Other assets                                          22,527           20,322
                                                  ----------       ----------
      Total Assets                              $ 45,056,629     $ 45,646,191
                                                  ==========       ==========

Liabilities and Partners' Capital

Liabilities:
   Mortgage payable                             $ 5,061,400      $ 5,090,828
   Distribution payable                                   0          640,550
   Accounts payable and accrued expenses            748,686          138,609
   Due to general partners and affiliates            41,762           51,520
   Security deposits                                273,493          273,191
                                                  ---------        ---------
       Total Liabilities                          6,125,341        6,194,698
                                                  ---------        ---------
Partners' Capital (Deficit):
   General Partners                                (170,605)        (584,636)
   Limited Partners                              39,101,893       40,036,129
                                                 ----------        ---------
       Total Partners' Capital                   38,931,288       39,451,493
                                                 ----------       ----------
       Total Liabilities and Partners' Capital $ 45,056,629     $ 45,646,191
                                                 ==========       ==========





                     Consolidated Statements of Operations

                               Three months ended         Nine months ended
                                  September 30,             September 30,
                               1994          1993        1994           1993
Income

Rental                      $ 1,887,765  $ 1,821,450  $ 5,655,581  $ 5,379,292
Interest                         22,152       12,055       46,831       34,980
                              ---------    ---------    ---------    ---------
   Total Income               1,909,917    1,833,505    5,702,412    5,414,272
                              ---------    ---------    ---------    ---------
Expenses

Property operating              957,061    1,028,265    2,898,098    2,904,680
Depreciation                    508,730      507,769    1,525,990    1,523,035
Interest                        128,286      129,252      385,605      388,428
General and administrative       40,558       33,584      131,824      130,099
                              ---------    ---------    ---------    ---------
        Total Expenses        1,634,635    1,698,870    4,941,517    4,946,242
                              ---------    ---------    ---------    ---------
         Net income         $   275,282  $   134,635  $   760,895  $   468,030
                              =========    =========    =========    =========
Net Income Allocated:

To the General Partners     $   202,430  $    60,831  $   542,141  $   246,350
To the Limited Partners          72,852       73,804      218,754      221,680
                                -------     --------      -------      -------
                            $   275,282  $   134,635  $   760,895  $   468,030
                                =======     ========      =======      =======
Per limited partnership unit
 (128,110 outstanding)             $.57         $.58        $1.71        $1.73




                  Consolidated Statement of Partners' Capital
                  For the nine months ended September 30, 1994

                                        General        Limited        Total
                                        Partners'     Partners'      Partners'
                                         Deficit       Capital       Capital

Balance at January 1, 1994             $ (584,636)  $ 40,036,129  $ 39,451,493
Net income                                542,141        218,754       760,895
Cash distributions                       (128,110)    (1,152,990)   (1,281,100)
                                          -------     ----------    ----------
Balance at September 30, 1994          $ (170,605)  $ 39,101,893  $ 38,931,288
                                          =======     ==========    ==========




                     Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1994 and 1993

                                                         1994           1993
Cash Flows from Operating Activities:

Net income                                          $   760,895    $   468,030
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                       1,525,990      1,523,035
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
       Other assets                                      (2,205)             0
       Accounts payable and accrued expenses            610,077        606,468
       Due to general partners and affiliates            (9,758)        (8,482)
       Security deposits                                    302         27,457
                                                      ---------      ---------
Net cash provided by operating activities             2,885,301      2,616,508
                                                      ---------      ---------
Cash Flows from Investing Activities:

    Additions to real estate                            (23,481)       (59,895)
                                                         ------         ------
Net cash used for investing activities                  (23,481)       (59,895)
                                                         ------         ------
Cash Flows from Financing Activities:

    Mortgage principal payments                         (29,428)       (26,605)
    Distributions                                    (1,921,650)    (1,886,064)
                                                      ---------      ---------
Net cash used for financing activities               (1,951,078)    (1,912,669)
                                                      ---------      ---------
Net increase in cash and cash equivalents               910,742        643,944
Cash and cash equivalents at beginning of period      2,201,276      2,049,371
                                                      ---------      ---------
Cash and cash equivalents at end of period         $  3,112,018   $  2,693,315
                                                      =========      =========
Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest        $    385,605   $    388,428





                 Notes to the Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1993.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations for the three and nine months then ended and the changes in partners' capital and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




                                Part 1, Item 2.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
At September 30, 1994, the Partnership had cash and cash equivalents of $3,112,018 compared with $2,201,276 at December 31, 1993. The increase is primarily attributable to net cash from operations exceeding capital improvement expenditures, mortgage principal payments and distributions to limited partners. The Partnership expects sufficient cash flow to be generated from operations to meet its current operating expenses and debt service requirements.

The note secured by a mortgage on the Trails at Meadowlakes matures on July 19, 1995, at which time the Partnership will be required to pay $5,025,984 to the mortgage lender. The Partnership is exploring opportunities to market some of the properties for sale, however, it is uncertain if a sale will be completed before the maturity of the note. Alternatively, refinancing the property's mortgage loan is not an attractive option at this time, given rising interest rates and the high expenses associated with a refinancing.

In order to build the Partnership's cash reserves in anticipation of this maturing debt, the General Partners suspended the payment of cash distributions commencing with the third quarter of 1994. It is likely that distributions will remain suspended until the debt is repaid from sales proceeds or Partnership cash reserves. Once the debt is resolved, the General Partners will evaluate the Partnership's cash flow from operations, cash reserves and future cash requirements to determine when and at what level cash distributions may be reinstated.

Accounts payable and accrued expenses were $748,686 at September 30, 1994 compared with $138,609 at December 31, 1993. The increase reflects the accrual of real estate taxes for the first nine months of 1994.

Results of Operations
- - ---------------------
Net income for the three and nine month periods ended September 30, 1994 totalled $275,282 and $760,895, respectively, compared with net income of $134,635 and $468,030 for the corresponding periods in 1993. After adding back depreciation, a non-cash expense, and subtracting mortgage amortization, operations generated cash flow of $773,955 and $2,257,457 for the three and nine months ended September 30, 1994, compared with cash flow of $633,312 and $1,964,460 for the corresponding periods in 1993. The increase in net income and cash flow is primarily attributable to an increase in rental income.

Rental income for the three and nine month periods ended September 30, 1994 totalled $1,887,765 and $5,655,581, respectively, compared with $1,821,450 and $5,379,292 for the corresponding periods in 1993. The increase in 1994 reflects increased revenues at all six properties due to rental rate increases instituted during the past year. Interest income increased for both the three and nine months ended September 30, 1994 in comparison to a year earlier, primarily due to the Partnership's higher cash balance.

Total expenses for the three and nine months ended September 30, 1994 totalled $1,634,635 and $4,941,517, respectively, compared with $1,698,870 and
$4,946,242 for the corresponding periods in 1993. All components of total expenses remained relatively in line with 1993 levels.

For the three and nine months ended September 30, 1994 and 1993, average occupancy levels at each of the properties were as follows:

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
Property                        1994        1993        1994        1993
- - --------                        ----        ----        ----        ----
Cypress Lakes                   95%         94%         96%         97%
Pelican Landing                 97%         96%         97%         95%
River Hill                      96%         97%         96%         96%
Shadowood Village               96%         96%         95%         96%
Trails at MeadowLakes           94%         95%         96%         96%
Village at the Foothills II     94%         96%         95%         95%






                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and Reports on Form 8-K.

                (a)     Exhibits: None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period covered by this report.





                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					HUTTON/CONAM REALTY INVESTORS 4

				BY:	RI 3-4 REAL ESTATE SERVICES, INC.
					General Partner





Date:  November 11, 1994                BY: /S/ Paul L. Abbott
                                        ----------------------
                                        Director, President, Chief
					Executive Officer and Chief
					Financial Officer