Form 10-K
HUTTON CONAM REALTY INVESTORS 4
filed 1995-03-31
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

Commission file number:  0-13329


                        HUTTON/CONAM REALTY INVESTORS 4
              Exact name of Registrant as specified in its charter

Califonia                                11-26845746
State or other                           I.R.S. Employer Identification No.
jurisdiction of incorporation

3 World Financial Center, 29th Floor, New York, New York             10285
Address of principal executive offices                               zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   (X)

Documents Incorporated by Reference:

Portions of Prospectus of the Registrant dated January 13, 1984
(included in Amendment No. 1 to Registration Statement No. 2-84863, filed January 13, 1984) are incorporated by reference into Part III of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.

                                     PART I

Item 1.  Business

General Development of Business

Hutton/ConAm Realty Investors 4 (the "Registrant" or the "Partnership") is a California limited partnership of which RI 3-4 Real Estate Services Inc. ("RI 3-4 Services," formerly Hutton Real Estate Services VIII, Inc.), a Delaware corporation, and ConAm Property Services IV, Ltd., a California limited partnership ("ConAm Services"), are the general partners (together, the "General Partners").

Commencing January 13, 1984, the Registrant began offering through E.F.
Hutton & Company Inc., an affiliate of the Registrant ("Hutton"), up to a maximum of 130,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-84863, which Registration Statement was declared effective on January 13, 1984. The offering of Units was terminated on October 11, 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 128,110 Units for an aggregate of $64,055,000.

Narrative Description of Business

The Registrant is engaged in the business of acquiring, operating and holding for investment multifamily residential properties, which by virtue of their location and design and the nature of the local real estate market have the potential for capital appreciation and generation of current income. As of December 31, 1994, all of the proceeds available for investment in real estate were invested in three residential apartment properties and three limited partnerships, each of which owns a specified property. Funds held as a working capital reserve are invested in unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1)	capital appreciation;

(2) distributions of net cash from operations attributable to rental income; and

(3)	preservation and protection of capital.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital will be the Registrant's long-term objectives. The attainment of the Registrant's objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property investments taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners have begun marketing certain of the properties for sale and recently entered into preliminary negotiations with an institutional buyer to sell Trails at Meadowlakes and Cypress Lakes. There can be no assurance that a sale will be completed or that any particular price for the properties can be
 obtained.   No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the properties will not be reinvested and may be distributed to the Limited Partners and the General Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Since inception, the Registrant has acquired six residential apartment complexes (collectively, the "Properties"), either directly or through investments in limited partnerships or joint ventures. As of December 31, 1994, the Registrant had interests in the Properties as follows: (1) Trails at Meadowlakes, a 189-unit apartment complex located in Deerfield Beach, Florida;
 (2) Pelican Landing, a 204-unit apartment complex located in Clearwater, Florida; (3) Village at the Foothills II, a 120-unit apartment complex located in Tucson, Arizona; (4) River Hill Apartments, a 192-unit apartment complex located in the Las Colinas area of Irving, Texas; (5) Shadowood Village, a 110-unit apartment complex located in Jacksonville, Florida; and (6) Cypress Lakes Apartments, a 176-unit apartment complex located in Fort Lauderdale, Florida. See Item 2 of this report and Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is included as an exhibit under Item 14, for further information on each of the Properties.

The acquisition of Trails at Meadowlakes was originally made on an all-cash basis without the use of mortgage financing. During the third quarter of 1985, the Registrant obtained mortgage financing on such property. The resulting proceeds from the financing were combined with the remaining offering proceeds available for investment to fund the purchase of Cypress Lakes Apartments.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly-constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the Properties in Arizona and Florida reflect some seasonality, which is also reflected in the markets. In some cases, the Registrant may compete with other partnerships affili ated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees

The Registrant has no employees. General services are performed by RI 3-4 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and The Shareholder Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. The Shareholder Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13 for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements on page 8 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to page 14 of the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to page 2 of the Partnership's Annual Report to Unitholders.

River Hill Apartments - Irving, Texas
Situated approximately 15 miles northwest of Dallas, this 192-unit apartment complex is located in the Las Colinas area of Irving. The local apartment market, although competitive, evidenced improvement during 1994, and many area complexes, including River Hill, were able to increase rental rates during the year, despite the lease-up of several recently constructed properties. The Las Colinas submarket reported average occupancy of 96% as of the third quarter of 1994, up from 93% in 1993, and area apartment complexes averaged rental rate increases of 2% during 1994. Only 40 new apartment units were constructed during 1994, however, two projects are nearing completion which will add 763 units to the market, and several other complexes are in the planning stages. Absorption in this attractive area remains the highest among Dallas submarkets and is likely to temper the increased competition from this new supply.

Shadowood Village - Jacksonville, Florida
This 110-unit apartment complex is situated in southeast Jacksonville, in the Baymeadows/Deerwood community. Significant prior period overbuilding has left the Baymeadows/Deerwood area highly competitive for rental properties.
Although market conditions have improved steadily over the past two years, many complexes continue to offer rental concessions to attract tenants. A survey of the Baymeadows/Deerwood submarket indicated average occupancy of area apartments has climbed to 93% as of the second quarter of 1994, and average rental rates had increased approximately 5% from a year earlier. The Jacksonville market is experiencing a slow yet steady recovery, witnessed by the rising average occupancy rate. New construction, however, has remained limited, with no new permits issued in 1992 or 1993, and only 370 units permitted in 1994.

Village at the Foothills II - Tucson, Arizona
This 120-unit apartment community is situated in the prestigious "foothills" section of Tucson. Tucson continues to experience brisk population and job growth, which have fueled strong demand for apartment housing in recent years. A local survey of metropolitan Tucson conducted in the fourth quarter of 1994 showed an average occupancy rate of 96% among multifamily properties with five or more units. While construction of new units has been minimal during the past four years, eight new complexes commenced construction in 1994. When completed, these projects can be expected to compete with Village at the Foothills II.

Cypress Lakes Apartments - Fort Lauderdale, Florida
This 176-unit community is located in the northwest section of Fort Lauderdale, in the Pompano Beach submarket. Market conditions for multi-family properties in this area remain strong, with high occupancies and average rental rates among the highest in Broward County. A local survey of the Pompano Beach submarket reported average occupancy of 98% as of August 1994, and rental rate increases averaging 4% from August 1993 to August 1994. Construction of new units has remained sparse in recent years, with no new units permitted in this submarket in 1994, and little room for future development.

Trails at Meadowlakes - Deerfield Beach, Florida
Situated eight miles north of Fort Lauderdale, this 189-unit apartment complex is located in the North Pompano/Deerfield Beach submarket. Rental conditions in this submarket remain strong, with average occupancy of 96% as of August 1994, according to a local survey. Area rental rates increased significantly in 1993 following Hurricane Andrew, but slowed in 1994 as the market adjusted and construction of new units began. Leasing has begun at one nearby project under construction containing 212 units, which competes directly with the Trails at Meadow Lakes. Area job and population growth, however, are expected to keep pace with the new supply.

Pelican Landing - Clearwater, Florida
This 204-unit apartment complex is situated in southeast Clearwater in the
Tampa Bay Area.   The Clearwater apartment market remains strong, with an
overall average occupancy of 95% during the fourth quarter of fiscal 1994. High occupancy has permitted increases in rental rates at many complexes, and the limited availability of vacant land for new construction has constrained new development in the area.

One of the Partnership's properties is encumbered by mortgage loans. See Note 5 to the consolidated Financial Statements for a description of such mortgage financing.


Item 3.  Legal Proceedings

The Registrant is not subject to, nor is any of the Properties the subject of, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1994, the number of Unitholders of record was 7,123.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. For a full accounting of the cash distributions paid to the Limited Partners during the past two years, reference is made to page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

Quarterly cash distributions to Limited Partners were suspended commencing with the third quarter of 1994 in consideration of the upcoming maturity of the note secured by a mortgage on the Trails at Meadow Lakes (see Item 7 of this report for a discussion of the maturing mortgage). It is likely that distributions will remain suspended until the debt is repaid from sales proceeds or Partnership cash reserves. Once the debt is resolved, the General Partners will evaluate the Partnership's cash flow from operations, cash reserves and future cash requirements to determine when and at what level cash distributions may be reinstated.


Item 6.  Selected Financial Data

Incorporated by reference to page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1994, the Partnership had cash of $3,234,383 which was invested in unaffiliated money market funds, compared to cash of $2,201,276 at December 31, 1993. The increase reflects higher net cash from operations and the suspension of cash distributions commencing with the third quarter of 1994.
The Partnership expects sufficient cash flow to be generated from operations to meet its current operating expenses.

The promissory note secured by a mortgage on the Trails at Meadowlakes matures on July 19, 1995, at which time the Partnership will be required to pay $5,025,984 to the mortgage lender. The General Partners have determined that refinancing the property's mortgage loan is not an attractive option at this time, given rising interest rates and the high expenses associated with a refinancing. Furthermore, as a result of improving market conditions, the General Partners have begun marketing some of the properties, and recently entered into preliminary negotiations with an institutional buyer to sell Trails at Meadowlakes and Cypress Lakes. There is no assurance that a sale will be completed or that any particular price for the properties can be obtained. Should a sale of one or both properties close prior to the July 19th maturity date, net sale proceed will be first be applied to repay the loan.
The balance will be distributed to the Partners as a return of capital. In addition, afte r the sale closes, the General partners expect to make a special cash distribution from excess cash reserves.

The General Partners suspended the payment of cash distributions commencing with the third quarter of 1994 to build cash reserves in the event the loan has to be partially repaid at maturity. After the loan issue is resolved, the General Partners will reevaluate the Partnership's reserve requirements and determine at what level cash distributions can be reinstated.

Results of Operations

1994 versus 1993

Partnership operations for the year ended December 31, 1994 resulted in net income of $984,628, compared with net income of $723,510 for the year ended December 31, 1993. After adding back depreciation, a non-cash expense, and subtracting mortgage amortization, operations generated cash flow of $2,979,656 and $2,719,425, respectively, for the years ended December 31, 1994 and 1993. The increase in net income and cash flow is primarily attributable to an increase in rental income.

Rental income for the year ended December 31, 1994 was $7,552,784, compared with $7,249,001 for the year ended December 31, 1993. The 4% increase in 1994 reflects higher revenues at all six properties due to rental rate increases instituted during the past year. Interest income for the year ended December 31, 1994 was $79,860, compared with $50,212 in 1993. The increase in 1994 is due primarily to higher Partnership cash balances and higher interest rates.

Property operating expenses for the year ended December 31, 1994 were $3,927,435, compared with $3,860,345 in 1993. The increase is primarily attributable to expenditures related to utilities and general repairs at the properties. Total expenses for the year ended December 31, 1994 were $6,648,016, compared with $6,575,703 for 1993. All components of total expenses remained relatively in line with 1993 levels.

1993 versus 1992

Partnership operations for the year ended December 31, 1993 resulted in net income of $723,510, compared with net income of $718,725 for the year ended December 31, 1992. After adding back depreciation, a non-cash expense, and subtracting mortgage amortization, operations generated cash flow of $2,719,425 and $2,716,005, respectively, for the years ended December 31, 1993 and 1992. Both net income and cash flow were largely unchanged from 1992, as an increase in rental income was offset by higher operating expenses.

Rental income for the year ended December 31, 1993 was $7,249,001, compared with $6,968,820 for 1992. The 4% increase in rental income reflects higher rental revenues at all properties, particularly River Hill and Cypress Lakes, due primarily to increased average occupancy, increased rental rates and the reduced use of rental concessions in 1993.

Property operating expenses for the year ended December 31, 1993 were $3,860,345, compared with $3,540,118 in 1992. The increase is primarily attributable to routine carpet and appliance replacement, as well as upgraded landscaping at several properties, particularly Cypress Lakes and Pelican Landing. General and administrative expenses were $166,066 for the year ended December 31, 1993, compared with $210,939 for 1992. The decrease in 1993 is primarily attributable to lower postage, mailing and printing costs.

The average occupancy levels at each of the properties for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                Twelve Months Ended December 31,
Property                        1994    1993    1992
Trails at Meadowlakes           96%     96%     96%
Pelican Landing                 97%     96%     97%
Cypress Lakes Apartments        96%     97%     96%
Village at the Foothills II     95%     95%     95%
River Hill Apartments           96%     96%     96%
Shadowood Village               96%     96%     95%


Item 8.  Financial Statements and Supplementary Data

The financial statements are Incorporated by reference to pages 4 - 13 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to page F - 1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. RI 3-4 Services and ConAm Services, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

RI 3-4 Services

RI 3-4 Services (formerly Hutton Real Estate Services VIII, Inc.) is a Delaware corporation formed on October 30, 1980, and is an affiliate of Lehman Brothers
Inc.   See the section captioned "Certain Matters Involving Affiliates of RI
3-4 Services" for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which was followed by a change in name to RI 3-4 Services.

Certain officers and directors of RI 3-4 Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The names and ages of, as well as the positions held by, the directors and executive officers of RI 3-4 Services are set forth below. There are no family relationships between any executive officers or directors.

Name                    Age     Office

Paul L. Abbott          49      Director, President, Chief Financial
                                Officer and Chief Executive Officer
Janet M. Hoynes         30      Vice President
Kate D. Hobson          28      Vice President

Paul L. Abbott is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Janet M. Hoynes is a Vice President at Lehman Brothers in the Diversified Asset Group and is responsible for asset management of residential real estate.
Prior to joining Shearson in July 1989, she was employed as an analyst in a public real estate investment trust based in California. Ms. Hoynes received a B.A. in Economics from the State University of New York at Stony Brook in 1986.

Kate D. Hobson is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and ages of, as well as the positions held by, the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any executive officers or directors.

Name                    Age     Office
Daniel J. Epstein       55      President and Director
Nancie Larimore         55      Secretary/Treasurer and Director
E. Scott Dupree         44      Vice President
Robert J. Svatos        36      Vice President
Ralph W. Tilley         40      Vice President

Daniel J. Epstein has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

Nancie Larimore has been employed by ConAm Management or its affiliates since 1976 and has been a Vice President of ConAm Management (or its predecessor firm) and the Secretary/Treasurer and a Director of ConAm Development since their inception. Ms. Larimore's responsibilities include leasing, consumer relations, advertising and promotion. From 1972 to 1975, she held a similar position with American Housing Guild. From 1969 to 1972, she was Director of Property Management for Larwin Group, Inc. Ms. Larimore is a graduate of the University of California at Los Angeles and holds a Master of Business Administration degree from the University of California at Los Angeles.

E. Scott Dupree is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos is a Vice President and Chief Financial Officer of ConAm Management, and has been with the company since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified Public Accountant.

Ralph W. Tilley is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, and ConAm Management's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

Certain Matters Involving Affiliates of RI 3-4 Services

On January 13, 1988, SLBP Acquisition Corp. (the "Purchaser"), a wholly-owned subsidiary of Shearson Lehman Brothers Holding Inc., acquired the right to purchase 29,610,000 shares of stock of the Hutton Group pursuant to a cash tender offer commenced on December 7, 1987. On January 21, 1988, the Purchaser assigned its right to purchase the shares so accepted to Shearson. Shearson purchased the 29,610,000 shares which constituted approximately 90% of the outstanding shares of the Hutton Group. Shearson has subsequently acquired the remaining shares of the Hutton Group. Thus, the Hutton Group is now a wholly-owned subsidiary of Shearson.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney. Subsequent to this sale, Shearson changed its name to "Lehman Brothers Inc." The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services general partner changed its name to "RI 3-4 Real Estate Services, Inc." and the Hutton Group changed its name to "LB I Group Inc." to delete any references to "Hutton."


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions between the General Partners or their affiliates and the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1994, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Daniel J. Epstein, President and Director of ConAm Services, owned twenty Units as of December 31, 1994. No other directors or executive officers of the General Partners own any Units.


Item 13.  Certain Relationships and Related Transactions

RI 3-4 Services and ConAm Services each received $64,055 as its allocable share of Net Cash From Operations with respect to the year ended December 31, 1994, pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1994, $1,151,002 of the Registrant's net income was allocated to the General Partners ($767,334 to RI 3-4 Services and $383,668 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 48 through 51 of the Prospectus of the Registrant dated January 13, 1984 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-84863, filed January 13, 1984, under the section captioned "Distributions and Allocations ," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and local property managers, where
appropriate, and monitor their performance.   ConAm Management's services also
include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 32 and 33 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 6 to the Consolidated Financial Statements included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of Registrant's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partners and their affiliates may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference. The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to
Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)(1)   Financial Statements:                                  Page


	Consolidated Balance Sheets - December 31, 1994 and 1993 	(1)

        Consolidated Statements of Partners' Capital (Deficit) -
        For the years ended December 31, 1994, 1993 and 1992            (1)

        Consolidated Statements of Operations - For the years ended
        December 31, 1994, 1993 and 1992                                (1)

        Consolidated Statements of Cash Flows - For the years ended
        December 31, 1994, 1993 and 1992                                (1)

        Notes to the Consolidated Financial Statements                  (1)

        Report of Independent Accountants                               (1)

 (a)(2)   Financial Statement Schedule:

	Schedule III - Real Estate and Accumulated Depreciation 	 F-1

        Report of Independent Accountants                                F-2


        (1)Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14.

      (a)(3)   Exhibits:

        (4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated January 13, 1984 (the "Prospectus"), contained in Amendment No. 1 to Registration Statement No. 2-84863 of Registrant, filed January 13, 1984 (the "1984 Registration Statement")).

             (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the Prospectus).

        (10)(A) Purchase Agreement relating to Trails at Meadowlakes between the Registrant and Radice Corporation and American Modular Communities, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(A) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 (the "1984 Annual Report")).

              (B) Purchase Agreement relating to Pelican Landing (formerly Feather Sound Apartments), between the Registrant and Feather Sound, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(B) to the 1984 Annual Report).

              (C) Purchase Agreement relating to River Hill Apartments (formerly Oxbow Ridge I), between the Registrant and Tres Titan Investors, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(D) to the 1984 Annual Report).

              (D) Purchase Agreement relating to Village at the Foothills II (formerly Ina Village Apartments), between the Registrant and Epoch Properties, Inc. and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(E) to the 1984 Annual Report).

              (E) Documents relating to Shadowood Village (included as, and incorporated herein by reference to, Exhibit (10)(A) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 (the "1985 Quarterly Report" (Commission File No. 0-13329)).

              (F) Purchase and Development Agreement and amendments thereto relating to Cypress Lake Apartments (included as, and incorporated herein by reference to, Exhibit (19)(A) to the 1985 Quarterly Report (Commission File No. 0-13329)).

              (G) Financing documents relating to Trails at Meadowlakes (included as, and incorporated herein by reference to, Exhibit
              (19)(A) to the 1985 Quarterly Report (Commission File No.
              0-13329)).

              (H) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to Exhibit
              10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13329)).

              (I) Amended and Restated Agreement of Limited Partnership of Village at the Foothills II Joint Venture Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13329)).

              (J) Certificate and Agreement of Limited Partnership of River Hill Apartments, Ltd (included as, and incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-13329)).

              (K) Amended and Restated Agreement of Limited Partnership of Shadowood Village, Ltd., dated as of July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13329)).

              (L) Property Management Agreements between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Cypress Lakes property (included as, and incorporated herein by reference to Exhibit 10-L to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

              (M) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Pelican Landing property (included as, and incorporated herein by reference to Exhibit 10-M to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

              (N) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the River Hill property (included as, and incorporated herein by reference to Exhibit 10-N to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

              (O) Property Management Agreements between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Shadowood Village property (included as, and incorporated herein by reference to Exhibit 10-O to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

              (P) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Trails at Meadowlakes property (included as, and incorporated herein by reference to Exhibit 10-P to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

              (Q) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Village at the Foothills II property (included as, and incorporated herein by reference to Exhibit 10-Q to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

        (13)    Annual Report to Unitholders for the year ended December 31,
        1994.

        (21) List of Subsidiaries, Joint Ventures or Limited Partnerships (included as, and incorporated herein by reference to Exhibit 22 of the Registrant's Annual Report on Form 10-K filed March 27, 1992 (Commission File No. 0-13329)).

	(27)	Financial Data Schedule.

        (99) Portions of the Prospectus of Registrant dated January 13, 1984 (included as, and incorporated herein by reference to Exhibit 28 to the Registrant's 1988 Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Commission File No. 0-13329)).


      (b) 	  Reports on Form 8-K:

                  No reports on Form 8-K were filed in the fourth quarter of 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 29, 1995

HUTTON/CONAM REALTY INVESTORS 4
BY:             RI 3-4 Real Estate Services Inc.
                A General Partner







BY:               /S/  Paul L. Abbot
Name:             Paul L. Abbott
Title:            Director, President, Chief Executive Officer
                  and Chief Financial Officer


BY:     ConAm Property Services IV, Ltd.
                General Partner

BY:     Continental American Development, Inc.
                General Partner



BY:                 /S/  Daniel J. Epstein
Name:               Daniel J. Epstein
Title:              President, Director and Principal Executive
                    Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.

RI 3-4 REAL ESTATE SERVICES INC.
A General Partner

Date:  March 29, 1995

BY:                 /S/  Paul L. Abbott
                    Paul L. Abbott
                    Director, President, Chief Executive Officer and Chief Financial Officer

Date:  March 29, 1995

BY:                 /S/  Janet Hoynes
                    Janet Hoynes
                    Vice President

Date:  March 29, 1995

BY:                 /S/  Kate Hobson
                    Kate Hobson
                    Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                CONAM PROPERTY SERVICES IV, LTD.
                A General Partner

By:     Continental American Development, Inc.
             A General Partner

Date:  March 29, 1995

BY:                 /S/  Daniel J. Epstein
                    Daniel J. Epstein
                    Director and President

Date:  March 29, 1995

BY:                 /S/  Nancie Larimore
                    Nancie Larimore
                    Secretary/Treasurer and Director


Date:  March 29, 1995

BY:                 /S/  E. Scott Dupree
                    E. Scott Dupree
                    Vice President


Date:  March 29, 1995

BY:                 /S/  Robert J. Svatos
                    Robert J. Svatos
                    Vice President


Date:  March 29, 1995

BY:                 /S/  Ralph W. Tilley
                    Ralph W. Tilley
                    Vice President


                        Hutton/ConAm Realty Investors 4

                                   Exhibit 13



                        Hutton/ConAm Realty Investors 4

                               Annual Report 1994


Hutton/ConAm Realty Investors 4 is a California limited partnership formed in 1984 to acquire, operate and hold for investment multifamily housing properties. At December 31, 1994, the Partnership's portfolio consisted of six apartment properties located in Arizona, Florida and Texas.

                                                          Average Occupancy
 Property                    Location                     1994    1993
 Cypress Lakes Apartments    Fort Lauderdale, Florida     96%     97%
 Pelican Landing             Clearwater, Florida          97%     96%
 River Hill Apartments       Irving, Texas                96%     96%
 Shadowood Village           Jacksonville, Florida        96%     96%
 Trails at Meadowlakes       Deerfield Beach, Florida     96%     96%
 Village at the Foothills II Tucson, Arizona              95%     95%




 Administrative Inquires        Performance Inquires/Form 10-Ks
 Address Changes/Transfers      The Shareholder Services Group
 Service Data Corporation       P.O. Box 1527
 2424 South 130th Circle        Boston, Massachusetts 02104-1527
 Omaha, Nebraska 68144          Attn:  Financial Communications
 (800) 223-3464                 (800) 223-3464


	   Contents

	1	Message to Investors
	2	Performance Summary
	3	Financial Highlights
	4	Consolidated Financial Statements
	7	Notes to Consolidated Financial Statements
	13	Report of Independent Accountants
        14      Net Asset Valuation

Presented for your review is the 1994 Annual Report for Hutton/ConAm Realty Investors 4. In this report, we review Partnership operations and discuss general market conditions affecting the Partnership's properties. We have also included a performance summary which addresses operating results at each of the properties and financial highlights for the year.

As we discussed in the Partnership's third quarter report, the loan secured by a mortgage on the Trails at Meadowlakes matures on July 19, 1995, at which time the Partnership will be required to pay $5,025,984 to the mortgage lender. The General Partners have determined that refinancing the property's mortgage loan is not an attractive option at this time, given rising interest rates and the high expenses associated with a refinancing. Furthermore, as a result of improving market conditions, the General Partners have begun marketing some of the properties, and recently entered into preliminary negotiations with an institutional buyer to sell Trails at Meadowlakes and Cypress Lakes. There can be no assurance, however, that a sale will be completed or that any particular price for the properties can be obtained. Should a sale of one or both properties close prior to the July 19th maturity date, net sale proceeds will first be applied to repay the loan. The balance will be distributed to the Partners as a return of capital. In addition, after the sale closes, the General Partners expect to make a special cash distribution from excess cash reserves. As you know, cash distributions were suspended in the third quarter of 1994 to build cash reserves in the event the loan has to be partially repaid at maturity. After the loan issue is resolved, the General Partners will reevaluate the Partnership's reserve requirements and determine at what level cash distributions can be reinstated.

Operations Overview
The past year has witnessed a solid recovery of multifamily housing in most regions of the country. The improving economy and limited new construction in most areas have boosted occupancy levels and rental rates, while rising mortgage rates have curtailed renters from purchasing condominiums and single family homes. These favorable conditions are especially prevalent in the sunbelt states, which continue to benefit from long-term population growth.

Operating results at the Partnership's properties reflect these strengthening market conditions. Occupancy rates remained at or above 95% during 1994, and all of the properties were able to institute rental rate increases on lease renewals resulting in a 4% increase in rental income. While construction of new units has picked up in several areas, positive demographic trends, especially in the Florida markets, are expected to keep pace with new supply. The General Partners intend to closely monitor these conditions and will continue to make select capital improvements and age-related repairs to keep the Partnership's properties competitive with newer units.

Summary
The healthy market conditions and strong performance of the Partnership's properties during 1994 bode well for their eventual sale. As discussed above, the General Partners have entered into preliminary negotiations to sell two of the properties. However, there can be no assurance that a sale of these properties will be completed. In the interim, the General Partners will continue to effectively manage the Partnership's properties by seeking to maintain high occupancy levels and implementing rental rate increases as conditions permit. We will keep you updated on developments affecting your investment in future reports.

Very truly yours,

Paul L. Abbott                          Daniel J. Epstein
President                               President
RI 3-4 Real Estate Services, Inc.	Continental American Development Inc.
                                        General Partner of ConAm Property
                                        Services IV, Ltd.
March 29, 1995


Performance Summary

Cypress Lakes Apartments, Fort Lauderdale, Florida
This 176-unit complex is located in the northwest section of Fort Lauderdale. Occupancy remained high at Cypress Lakes throughout 1994, averaging 96% for the year, slightly above the local average of 95%. Improving market conditions allowed rental rate increases on all turnovers and lease renewals during the year, resulting in a 5% increase in rental income. Although the Fort Lauderdale apartment market remains competitive, the area's strong population growth and limited new construction are expected to sustain strong demand for rental properties. Property improvements at Cypress Lakes during the year included roof repairs and replacement of carpets and fixtures in selected units.

Pelican Landing, Clearwater, Florida
Situated in southeast Clearwater, on Florida's Gulf Coast in the Tampa Bay area, this 204-unit complex recorded average occupancy of 97% in 1994. Rental income increased 5% from 1993, despite competition from two recently constructed complexes in the area, reflecting the success of an aggressive marketing campaign and a corporate outreach program. Property improvements consisted primarily of carpet and appliance replacement in selected units.

River Hill Apartments, Irving, Texas
This 192-unit apartment complex is located in the Las Colinas area of Irving, approximately 15 miles northwest of Dallas. The local apartment market, although competitive, evidenced steady improvement and many area complexes, including River Hill, were able to increase rental rates on renewals during the year. The increases were achieved despite increased competition resulting from the lease-up of recently constructed properties. Average occupancy at River Hill was 96% in 1994, unchanged from 1993, while rental income increased 4%. Property expenditures in 1994 consisted of costs associated with the refurbishment of units as they are re-leased as well as ongoing stairwell repairs.

Shadowood Village, Jacksonville, Florida
This 110-unit apartment complex is located in the prestigious Baymeadows/Deerwood residential area in southeast Jacksonville. Shadowood Village reported stable average occupancy of 96% in 1994. Significant prior period overbuilding has left the Baymeadows/Deerwood area highly competitive for rental properties. Although market conditions have improved steadily over the past two years, many complexes continue to offer rental concessions to attract tenants. Despite these conditions, Shadowood Village was able to increase rental rates on certain units, resulting in a 3% increase in rental income from 1993. Property improvements during the year included exterior painting and replacement of porches on selected units.

Trails at Meadowlakes, Deerfield Beach, Florida
Located eight miles north of Fort Lauderdale in the Meadowlakes community, this 189-unit apartment complex achieved stable occupancy of 96% in 1994, unchanged from 1993. Rental income increased 3% from 1993, as rental rate increases were instituted on lease renewals and turnovers. Although the Fort Lauderdale apartment market remains competitive, the area's strong population growth and limited new construction are expected to sustain strong demand for rental properties. Property improvements consisted primarily of carpet replacement in selected units.

Village at the Foothills II, Tucson, Arizona
This 120-unit apartment and townhouse community is located in the scenic Catalina Foothills, overlooking Tucson. The property maintained an average occupancy rate of 95% in 1994, and rental income increased 5% due to rental increases instituted on all renewals and units with high turnover. While market conditions have improved notably in Tucson in recent years, eight new apartment complexes in the Foothills region recently commenced construction which are likely to provide strong competition when completed. Property improvements in 1994 included carpet replacement and shower repairs in selected units, as well as roof repairs.

Selected Financial Data

For the periods ended December 31,
(dollars in thousands, except per Unit data)

                   1994       1993       1992         1991           1990
Total Income    $ 7,633    $ 7,299    $ 7,020      $ 6,821        $ 6,667
Net Income          985        724        719          456            702
Net Cash
Provided by
Operating
Activities        3,034      2,778      2,706        2,187          2,714
Long-term
Obligations       5,051      5,091      5,127        5,159          5,200
Total Assets
at Year End      44,686     45,646     47,463       49,387         54,506
Net Income
(Loss) per
Limited
Partnership
Unit             (1.30)       2.30       1.31          1.78          4.93
Distributions
per Limited
Partnership
Unit              9.00       18.00      17.00         21.20         21.20



The 5% increase in total income from 1993 to 1994 is primarily attributable to rent increases implemented at each of the properties during 1994.

The increase in net income and net cash provided by operating activities is primarily attributable to the increase in rental income. Expenses remained in line with 1993 levels.



Quarterly Cash Distributions
Per Limited Partnership Unit

				1994		1993
First Quarter                 $ 4.50          $ 4.50
Second Quarter			4.50		4.50
Third Quarter                   -               4.50
Fourth Quarter                  -               4.50

Total                           9.00           18.00


Consolidated Balance Sheets
December 31, 1994 and 1993


Assets                                 1994                    1993

Investments in real estate:
   Land                        $  12,088,984          $   12,088,984
   Buildings and improvements     48,236,772              48,197,685

                                  60,325,756              60,286,669
   Less- accumulated
   depreciation                 (18,896,846)            (16,862,076)

                                  41,428,910              43,424,593
Cash and cash equivalents          3,234,383               2,201,276
Other assets                          22,527                  20,322

       Total Assets            $  44,685,820           $  45,646,191


Liabilities and Partners' Capital

Liabilities:
   Mortgage payable             $  5,051,086            $  5,090,828
   Security deposits                 288,335                 273,191
   Accounts payable and
   accrued expenses                  137,009                 138,609
   Due to general partners
   and affiliates                     54,369                  51,520
   Distribution payable                    -                 640,550

       Total Liabilities           5,530,799               6,194,698

Partners' Capital (Deficit):
   General Partners                  438,256                (584,636)
   Limited Partners               38,716,765               40,036,129

       Total Partners' Capital    39,155,021               39,451,493

       Total Liabilities and
       Partners' Capital       $  44,685,820            $  45,646,191




Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992


                                      General           Limited
                                     Partners          Partners          Total

Balance at January 1, 1992       $  (1,065,807)    $ 44,057,121    $ 42,991,314
Net income                             550,321          168,404         718,725
Cash distributions                    (241,986)      (2,177,870)     (2,419,856)

Balance at December 31, 1992          (757,472)      42,047,655       1,290,183
Net income                             429,056          294,454         723,510
Cash distributions                    (256,220)      (2,305,980)     (2,562,200)

Balance at December 31, 1993          (584,636)      40,036,129      39,451,493
Net income (loss)                    1,151,002         (166,374)        984,628
Cash distributions                    (128,110)      (1,152,990)     (1,281,100)

Balance at December 31, 1994       $   438,256    $  38,716,765   $  39,155,021


See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations
For the years ended December 31, 1994, 1993 and 1992


Income                         1994             1993               1992

Rental                  $ 7,552,784      $ 7,249,001       $  6,968,820
Interest                     79,860           50,212             51,619

        Total Income      7,632,644        7,299,213          7,020,439


Expenses

Property operating        3,927,435        3,860,345          3,540,118
Depreciation              2,034,770        2,031,845          2,029,764
Interest                    513,636          517,447            520,893
General and
administrative              172,175          166,066            210,939

        Total Expenses    6,648,016        6,575,703          6,301,714

           Net income    $  984,628       $  723,510         $  718,725

Net Income (Loss) Allocated:

To the General Partners $ 1,151,002        $ 429,056          $  550,321
To the Limited Partners    (166,374)         294,454             168,404

           Net income    $  984,628       $  723,510           $ 718,725

Per limited partnership unit
 (128,110 outstanding)      $ (1.30)          $ 2.30              $ 1.31


See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:      1994           1993             1992

Net income                            $ 984,628      $ 723,510        $ 718,725
Adjustments to reconcile net income
to net cash provided by
operating activities:
   Depreciation                       2,034,770      2,031,845        2,029,764
   Increase (decrease) in cash
   arising from changes in operating
   assets and liabilities:
      Other assets                       (2,205)             -           (1,277)
      Accounts payable and
      accrued expenses                   (1,600)       (18,919)         (50,246)
      Due to general partners and
      affiliates                          2,849         (2,323)           2,116
      Security deposits                  15,144         43,524            6,829

Net cash provided by
operating activities                  3,033,586      2,777,637        2,705,911

Cash Flows from Investing Activities:

   Additions to real estate             (39,087)       (63,188)          (5,522)
   Acquisition of joint
   venture partner interest                   -              -          (23,067)

Net cash used for investing activities	(39,087)	(63,188)	(28,589)

Cash Flows from Financing Activities:

   Distributions                     (1,921,650)     (2,526,614)     (2,569,318)
   Mortgage principal payments          (39,742)        (35,930)        (32,484)

Net cash used for
financing activities                 (1,961,392)     (2,562,544)     (2,601,802)

Net increase in cash and
cash equivalents                      1,033,107         151,905          75,520
Cash and cash equivalents at
beginning of year                     2,201,276       2,049,371       1,973,851

Cash and cash equivalents
at end of year                     $  3,234,383    $  2,201,276    $  2,049,371

Supplemental Disclosure of
Cash Flow Information:

Cash paid during the
year for interest                    $  513,636      $  517,447      $  520,893

Supplemental Disclosure of Cash Investing Activities:

During the year ended December 31, 1992, the Partnership purchased the Joint Venture Partner interests of Village at the Foothills (Phase II) Joint Venture and Shadowood Village Ltd. Total consideration of $14,000 was paid for the purchase of such interests. In addition, $9,067 of legal costs were incurred as a result of this transaction, resulting in a building basis adjustment of $23,067.

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the years ended December 31, 1994, 1993 and 1992

1. Organization
Hutton/ConAm Realty Investors 4 (the "Partnership") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement") dated May 10, 1984. The Partnership was formed for the purpose of acquiring and operating certain types of residential real estate. The general partners of the Partnership are RI 3-4 Real Estate Services, Inc., an affiliate of Lehman Brothers (see below), and ConAm Property Services IV, Ltd. ("ConAm"), an affiliate of Continental American Properties, Ltd (the "General Partners").
The Partnership will continue until December 31, 2010 unless sooner terminated pursuant to the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management business to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton". Consequently, effective October 8, 1993, the Hutton Real Estate Services VIII, Inc. General Partner changed its name to RI 3-4 Real Estate Services, Inc.


2. Significant Accounting Policies

Financial Statements The consolidated financial statements include the accounts of the Partnership and its affiliated ventures. The effect of transactions between the Partnership and its ventures have been eliminated in consolidation.

Real Estate Investments Real estate investments are recorded at the lower of cost or net realizable value and include the initial purchase price of the property, legal fees, acquisition and closing costs.

Leases are accounted for under the operating method. Under this method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases are generally for terms of one year or less.

Depreciation is computed using the straight-line method based upon the estimated useful lives of the properties. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Offering Costs Costs relating to the sale of limited partnership units were deferred during the offering period and charged to the limited partners' capital accounts upon the consummation of the public offering.

Income Taxes No provision for income taxes has been made in the financial statements since income, losses and tax credits are passed through to the individual partners.

Cash and Cash Equivalents Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of issuance. Cash and cash equivalents include security deposits of $232,692 and $221,816 at December 31, 1994 and 1993, respectively, restricted under certain state statutes.

Concentration of Credit Risk Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.



3. The Partnership Agreement
The Partnership Agreement provides that net cash from operations, as defined, will be distributed quarterly, 90% to the limited partners and 10% to the General Partners.

Net loss and all depreciation for any fiscal year will be allocated 99% to the limited partners and 1% to the General Partners.

Net income before depreciation will be allocated as follows:

(a) To the extent that net income before depreciation does not exceed the amount of net cash from operations distributable to the partners with respect to such fiscal year, net income before depreciation shall be allocated among the partners, pro rata in accordance with the amount of net cash from operations distributable to each partner with respect to such fiscal year to the extent thereof; and

(b) To the extent that net income before depreciation exceeds the amount of net cash from operations distributable to the partners with respect to such fiscal year, such excess shall be allocated (1) first, 100% to the General Partners, pro rata, in an amount equal to the excess, if any, of the General Partners' deficits, if any, in their capital accounts, over an amount equal to 1% of the aggregate capital contributions to the Partnership as reduced by the amount of the General Partners' capital contributions, and (2) second, 99% to the limited partners and 1% to the General Partners. For the years ended December 31, 1994 and 1993, net income before depreciation exceeded net cash from operations distributable to the partners by $1,738,298 and $193,155, respectively.

For the years ended December 31, 1994 and 1993, net income before depreciation exceeded net cash from operations distributable to the partners by $1,738,298 and $193,155, respectively. Pursuant to the Partnership Agreement and (b)(1) above, $1,036,218 and $193,155 of this excess was allocated to the General Partners for the years ended December 31, 1994 and 1993, respectively.

Net proceeds from sales or refinancing will be distributed 100% to the limited partners until each limited partner has received an amount equal to his adjusted capital value (as defined) and an annual, cumulative 7% return thereon. The balance, if any, will be distributed 85% to the limited partners and 15% to the General Partners. Generally, all gain from sales will be allocated in the same manner as net proceeds from sales or refinancing.

4. Real Estate Investments Real estate investments consist of six residential apartment complexes acquired either directly or through investments in joint ventures and limited partnerships as follows:


Property    Apartment                                 Date             Purchase
Name            Units                Location      Aquired                Price

Trails at
Meadowlakes       189     Deerfield Beach, FL     11/14/84          $10,590,925

Pelican Landing   204          Clearwater, FL      3/28/85           12,179,329

Village at the
Foothills II      120              Tucson, AZ      5/30/85            7,216,400

River Hill
Apartments        192              Irving, TX      6/12/85           11,488,015

Shadowood
Village           110        Jacksonville, FL       7/3/86            5,400,000

Cypress Lake
Apartments        176      Ft. Lauderdale, FL      3/11/87           10,337,100


Trails at Meadowlakes, Pelican Landing and Cypress Lake Apartments were acquired directly by the Partnership. Village at the Foothills II was acquired through a joint venture with an unaffiliated developer and River Hill Apartments and Shadowood Village were acquired through limited partnerships with unaffiliated developers. To each limited partnership and joint venture, the Partnership assigned its rights to acquire the above properties and contributed cash equal to the purchase price of the properties. The Partnership's partners did not make initial capital contributions to these limited partnerships and joint ventures.

On July 1, 1992, a Settlement Agreement was executed by and among the Partnership and Hutton/ConAm Realty Investors 81, Hutton/ConAm Realty Investors 2, Hutton/ConAm Realty Investors 3, and Hutton/ConAm Realty Investors 5, as the Managing Joint Venturers, and Epoch Properties, Inc., James H. Pugh, Jr. and John H. McClintock, Jr., as the Epoch Joint Venturers (the Epoch Joint Venturers being collectively referred to herein as "Epoch"), the Partnership's partners and co-venturers in Village at the Foothills (Phase II) and Shadowood Village Apartments.

Pursuant to the Settlement Agreement, the Partnership paid $14,000 to Epoch. Epoch withdrew as a partner in the respective Joint Ventures which owned Village at the Foothills II and Shadowood Village Apartments. General Releases were executed between the Partnership, the Joint Ventures, Epoch and Epoch Management Corporation.

In the case of Shadowood Village Apartments, the limited partnership form was retained to hold title to the property. The Partnership has entered into an Amended and Restated Agreement of Limited Partnership, dated as of July 1, 1992 with its two corporate General Partners, RI 3-4 Real Estate Services, Inc. and ConAm Property Services IV, Ltd. In the case of Village at the Foothills II, the joint venture has been converted into a limited partnership. The Partnership has entered into an Amended and Restated Agreement of Limited Partnership, dated July 1, 1992 with its two corporate General Partners, RI 3-4 Real Estate Services, Inc. and ConAm Property Services IV, Ltd., as the general partners and the Partnership as the sole limited partner. There has been no interruption in either management or operating activities of the Partnership as a result of this Agreement.

The initial joint venture and limited partnership agreements of Village at the Foothills II, River Hill Apartments and Shadowood Village substantially provide that:

        a. Net cash from operations of Village at the Foothills II and River Hill Apartments will be distributed 100% to the Partnership until it has received an annual, noncumulative return of 10% and 12%, respectively, on its adjusted capital contribution. Any remaining balance will be distributed 60% to the Partnership and 40% to the co-venturer. Net cash from operations of Shadowood Village will be distributed 100% to the Partnership.

        b. Net income of the joint ventures and limited partnerships will be allocated to the Partnership and the co-venturers basically in accordance with the distribution of net cash from operations. All net losses and depreciation will be allocated to the Partnership.

        c. Net proceeds from a sale or refinancing of Village at Foothills II will be distributed 100% to the Partnership, until it has received an amount equal to 120% of its adjusted capital contribution. Distributions will then be made 75% to the Partnership and 25% to the co-venturer, until the Partnership has received an additional 120% of the Partnership's adjusted capital contribution. Any remaining balance will be distributed 50% to the Partnership and 50% to the co-venturer.

        Net proceeds from a sale or refinancing of River Hill Apartments will be distributed 100% to the Partnership, until it has received an amount equal to 110% of its adjusted capital contribution. Distributions will then be made 75% to the Partnership and 25% to the co-venturer, until the Partnership has received an additional 110% of the Partnership's adjusted capital contribution. Any remaining balance will be distributed 50% to the Partnership and 50% to the co-venturer.

        Net proceeds from a sale or refinancing of Shadowood Village will be distributed 100% to the Partnership, until it has received an amount equal to 120% of its adjusted capital contribution. Any remaining balance will be distributed 50% to the Partnership and 50% to the co-venturer.


The amended joint venture and limited partnership agreements of Village at the Foothills II and Shadowood Village substantially provide that:

        a. Available cash from operations will be distributed 100% to the Partnership until it has received its annual, noncumulative preferred return, as defined. Any remaining balance will be distributed 99% to the Partnership and 1% to the corporate General Partners.

        b. Net income will be allocated first, proportionately to partners with negative capital accounts, as defined, until such capital accounts, as defined, have been increased to zero; then, to the Partnership up to the amount of any payments made on account of its preferred return; thereafter, 99% to the Partnership and 1% to the corporate General Partners. All losses will be allocated first to the partners with positive capital accounts, as defined, until such accounts have been reduced to zero and, then, 99% to the Partnership and 1% to the corporate General Partners.

        c. Income from a sale will be allocated to the Partnership until the Partnership's capital accounts, as defined, are equal to the fair market value of the venture's assets at the date of the amendments; then, any remaining balance will be allocated 99% to the Partnership and 1% to the corporate General Partners. Net proceeds from a sale or refinancing will be distributed first to the partners with a positive capital account balance, as defined; thereafter, 99% to the Partnership and 1% to the corporate General Partners.

5. Mortgage Payable On July 19, 1985, the Partnership obtained financing of $5,200,000, collateralized by a first mortgage encumbering Trails at Meadowlakes. The loan had an initial term of five years bearing interest at an annual rate of 12.50% with monthly payments of interest only. The loan was extended in 1990 for an additional five years bearing interest at a rate of 10.125% with monthly principal and interest payments. The mortgage matures in July, 1995 in the amount of $5,025,984. As a result of this future maturity, the General Partners have begun marketing certain of the properties for sale and recently entered into preliminary negotiations with an institutional buyer to sell Trails at Meadowlakes and Cypress Lakes. Both properties have estimated market values in excess of the outstanding mortgage balance. There is no assurance that the sales will be completed or that any particular price for the properties can be obtained. The General Partners suspended the payment of cash distributions c ommencing with the third quarter of 1994 to build cash reserves in the event the loan has to be partially repaid at maturity.


6. Transactions with Related Parties The following is a summary of fees earned and reimbursable expenses paid for the years ended December 31, 1994, 1993 and 1992, and the unpaid portion at December 31, 1994:

                             Unpaid at
                           December 31,                   Earned
                                  1994          1994         1993         1992

Reimbursement of:
  Out-of-pocket expenses$            -       $ 2,227      $  2,465      $  896
  Administrative salaries
    and expenses                22,778        41,693        33,019      42,198
  Property operating salaries        -       610,064       581,922     585,131

Property management fees        31,591       378,727       363,258     348,772

                             $  54,369   $ 1,032,711    $  980,664  $  976,997



The above amounts have been paid and/or accrued to the General Partners and affiliates as follows:

                            Unpaid at
                          December 31,                    Earned
                                 1994          1994          1993         1992

RI 3-4 Real Estate
Services, Inc.              $  22,778      $ 43,920      $ 35,484     $ 43,094

ConAm and affiliates           31,591       988,791       945,180      933,903

                            $  54,369   $ 1,032,711     $ 980,664    $ 976,997



7. Reconciliation of Financial Statement and Tax Information
The following is a reconciliation of the net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 1994, 1993 and 1992:

                                           1994          1993             1992

Net income per financial statements   $ 984,628     $ 723,510        $ 718,725

Depreciation deducted for tax
  purposes in excess of
  depreciation expense per
  financial statements                 (159,133)     (386,409)        (430,111)

Tax basis joint venture net loss
  in excess of GAAP basis joint
  venture net income                   (106,637)     (105,138)        (187,217)

Other                                   (25,567)       34,227            4,165

Taxable net income                    $ 693,291     $ 266,190         $ 105,562


The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 1994, 1993 and 1992:

                                          1994           1993              1992

Partners' capital per
  financial statements            $ 39,155,021   $ 39,451,493      $ 41,290,183

Adjustment for cumulative
  difference between tax basis
  net income and net income
  per financial statements          (7,209,641)    (6,918,304)       (6,460,984)

Partners' capital per
tax return                        $ 31,945,380  $  32,533,189      $ 34,829,199



8. Distributions Paid
Cash distributions, per the consolidated statements of partners' capital (deficit), are recorded on the accrual basis, which recognizes specific record dates for payments within each calendar year. The consolidated statements of cash flows recognize actual cash distributions paid during the calendar year. The following table discloses the annual amounts as presented on the consolidated financial statements:

         Distributions                                            Distributions
               Payable   Distributions      Distributions               Payable
     Beginning of Year        Declared               Paid           December 31,

1994         $ 640,550     $ 1,281,100        $  1,921,650         $          -
1993           604,964       2,562,200           2,526,614              640,550
1992           754,426       2,419,856           2,569,318              604,964



9. Supplementary Information
Maintenance and repairs, advertising costs and real estate taxes included in property operating expenses for the years ended December 31, 1994, 1993 and 1992, are as follows:

                                     1994            1993              1992

Maintenance and repairs       $ 1,187,713     $ 1,196,156         $ 984,284
Advertising costs                 104,391         128,701           114,347
Real estate taxes                 873,196         833,866           867,175



Report of Independent Accountants

To the Partners of
Hutton/ConAm Realty Investors 4:

We have audited the accompanying balance sheets of Hutton/ConAm Realty Investors 4, a California limited partnership, and Consolidated Ventures, as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hutton/ConAm Realty Investors 4, a California limited partnership, and Consolidated Ventures as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, the Partnership's nonrecourse mortgage payable matures in July 1995. The Partnership is actively marketing the property which collateralizes the mortgage and another property which each have estimated market values in excess of the loan obligation. The Partnership is also discussing alternatives with the existing mortgage lender, the results of which cannot be determined at this time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


	COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 9, 1995


Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $500 Unit at December 31, 1994 (Unaudited)

                                 Acquisition Cost
                                  (Purchase Price            Partnership's
                                     Plus General                 Share of
                                         Partners'             December 31,
                      Date of         Acquisition           1994 Appraised
Property          Acquisition                Fees)                Value (1)

The Trails
at Meadowlakes       11-14-84       $  11,092,973              $  9,500,000
Pelican Landing      03-28-85          12,700,000                10,800,000
Village at the
Foothills II         05-30-85           7,376,000                 4,900,000
River Hill
Apartments           06-12-85          12,016,575                 6,900,000
Shadowood Village    07-03-86           5,649,540                 4,000,000
Cypress Lakes
Apartments           03-11-87          10,816,106                 8,900,000

                                    $  59,651,194             $  45,000,000

Cash and cash equivalents                                         3,234,383
Other assets                                                         22,527

                                                                 48,256,910
Less:
   Total liabilities                                             (5,530,799)

Partnership Net Asset Value (2)                                $ 42,726,111

Net Asset Value Allocated:
   Limited Partners                                           $  42,726,111
   General Partners                                                       -

                                                              $  42,726,111


Net Asset Value Per Unit  (128,110 units outstanding)             $  333.51


(1) This represents the Partnership's share of the December 31, 1994 Appraised Values which were determined by an independent property appraisal firm.

(2) The Net Asset Value assumes a hypothetical sale at December 31, 1994 of all the Partnership's properties at a price based upon their value as a rental property as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling
price for properties which the appraiser believes       are comparable.  In
addition, the appraised value does not reflect the actual costs which would be incurred in selling the properties. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.

                        HUTTON/CONAM REALTY INVESTORS 4
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994


                                                               Cost Capitalized
                                                                     Subsequent
                                 Initial Cost to Partnership     To Acquisition



                                                   Buildings and   Buildings and
Description           Encumbrances         Land     Improvements   Improvements

Residential Property:
Partnership Owned:

Trails at Meadowlakes
Deerfield Beach, FL    $ 5,051,086  $ 1,447,523      $ 9,690,749       $ 70,599

Pelican Landing
Clearwater, FL                   -    3,484,946        9,422,260        (23,595)

Cypress Lakes Apts.
Ft. Lauderdale, FL               -    1,930,000        8,993,734         65,162

                         5,051,086    6,862,469       28,106,743        112,166

Consolidated Ventures:

River Hill Apts.
Irving, TX                      -     3,059,866        9,060,195        (44,800)

Village at Foothills II
Tucson, AZ                      -     1,584,049        5,838,595         11,134

Shadowood Village
Jacksonville, FL                -       566,000        5,125,065         44,274

                      $ 5,051,086  $ 12,072,384     $ 48,130,598      $ 122,774





                        HUTTON/CONAM REALTY INVESTORS 4
            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)
                               December 31, 1994




                Gross Amount at Which Carried at Close of Period


                                      Buildings and                 Accumulated
Description                    Land    Improvements      Total     Depreciation

Residential Property:
Partnership Owned:

Trails at Meadowlakes
Deerfield Beach, FL       1,458,681       9,750,190   11,208,871      4,131,159

Pelican Landing
Clearwater, FL            3,474,525       9,409,086   12,883,611      3,892,441

Cypress Lakes Apts.
Ft. Lauderdale, FL        1,941,729       9,047,167   10,988,896      2,978,868

                          6,874,935       28,206,443  35,081,378     11,002,468

Consolidated Ventures:

River Hill Apts.
Irving, TX                3,060,810        9,014,451  12,075,261      3,654,215

Village at Foothills II
Tucson, AZ                1,583,965        5,849,813   7,433,778      2,367,545

Shadowood Village
Jacksonville, FL            569,274        5,166,065   5,735,339      1,872,618

                       $ 12,088,984     $ 48,236,772 $60,325,756   $ 18,896,846

                                                              (1)            (2)




                        HUTTON/CONAM REALTY INVESTORS 4
            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)
                               December 31, 1994


                                                                  Life on which
                                                                   Depreciation
                                                                      in Latest
                                      Date of          Date   Income Statements
Description                      Construction      Acquired         is Computed

Residential Property:
Partnership Owned:

Trails at Meadowlakes
Deerfield Beach, FL                      1984      11/14/84                 (3)

Pelican Landing
Clearwater, FL                    1984 - 1985       3/11/87                 (3)

Cypress Lakes Apts.
Ft. Lauderdale, FL                1986 - 1987       3/11/87                 (3)


Consolidated Ventures:

River Hill Apts.
Irving, TX                        1984 - 1985       6/12/85                 (3)

Village at Foothills II
Tucson, AZ                        1984 - 1985       5/30/85                 (3)

Shadowood Village
Jacksonville, FL                  1985 - 1986        7/3/86                 (3)




(1) Represents aggregate cost for both financial reporting and Federal income tax purposes.

(2) The amount of accumulated depreciation for Federal income tax purposes is $32,738,821.

(3)  Buildings and improvements - 25 years; personal property - 10 years.





                        HUTTON/CONAM REALTY INVESTORS 4
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994


A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:        1994               1993                  1992

Beginning of year       $ 60,286,669       $ 60,223,481         $  60,194,892
Additions                     39,087             63,188                28,589

End of year             $ 60,325,756      $  60,286,669         $  60,223,481

Accumulated Depreciation:

Beginning of year      $ 16,862,076       $  14,830,231         $  12,800,467
Depreciation expense      2,034,770           2,031,845             2,029,764

End of year            $ 18,896,846       $  16,862,076         $  14,830,231






                       Report of Independent Accountants


Our report on the consolidated financial statements of Hutton/ConAm Realty Investors 4, a California limited partnership, and Consolidated Ventures has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Hutton/ConAm Realty Investors 4 for the year ended December 31, 1994. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 9, 1995