Form 10-K/A
period 1994-12-31
HUTTON CONAM REALTY INVESTORS 4
filed 1995-05-02
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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


Item 13.  Certain Relationships and Related Transactions

RI 3-4 Services and ConAm Services each received $64,055 as its allocable share of Net Cash From Operations with respect to the year ended December 31, 1994, pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1994, $712,746 of the Registrant's net income was allocated to the General Partners ($470,412 to RI 3-4 Services and $242,334 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 48 through 51 of the Prospectus of the Registrant dated January 13, 1984 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-84863, filed January 13, 1984, under the section captioned "Distributions and Allocations ," which section is incorporated herein by reference thereto.

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



Dated:  May 2, 1995

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

Date:  May 2, 1995

BY:                 /S/  Paul L. Abbott
                    Paul L. Abbott
                    Director, President, Chief Executive Officer and Chief Financial Officer

Date:  May 2, 1995

BY:                 /S/  Janet Hoynes
                    Janet Hoynes
                    Vice President

Date:  May 2, 1995

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

Date:  May 2, 1995

BY:                 /S/  Daniel J. Epstein
                    Daniel J. Epstein
                    Director and President

Date:  May 2, 1995

BY:                 /S/  Nancie Larimore
                    Nancie Larimore
                    Secretary/Treasurer and Director


Date:  May 2, 1995

BY:                 /S/  E. Scott Dupree
                    E. Scott Dupree
                    Vice President


Date:  May 2, 1995

BY:                 /S/  Robert J. Svatos
                    Robert J. Svatos
                    Vice President


Date:  May 2, 1995

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

Selected Financial Data

For the periods ended December 31,
(dollars in thousands, except per Unit data)

                   1994       1993       1992         1991           1990
Total Income    $ 7,633    $ 7,299    $ 7,020      $ 6,821        $ 6,667
Net Income          985        724        719          456            702
Net Cash
Provided by
Operating
Activities        3,034      2,778      2,706        2,187          2,714
Long-term
Obligations       5,051      5,091      5,127        5,159          5,200
Total Assets
at Year End      44,686     45,646     47,463       49,387         54,506
Net Income
per
Limited
Partnership
Unit               2.12       2.30       1.31          1.78          4.93
Distributions
per Limited
Partnership
Unit              9.00       18.00      17.00         21.20         21.20



       The 5% increase in total income from 1993 to 1994 is primarily attributable to rent increases implemented at each of the properties during 1994.

       The increase in net income and net cash provided by operating activities is primarily attributable to the increase in rental income. Expenses remained in line with 1993 levels.



Quarterly Cash Distributions
Per Limited Partnership Unit

				1994		1993
First Quarter                 $ 4.50          $ 4.50
Second Quarter			4.50		4.50
Third Quarter                   -               4.50
Fourth Quarter                  -               4.50

Total                           9.00           18.00


Consolidated Balance Sheets
December 31, 1994 and 1993


Assets                                 1994                    1993

Investments in real estate:
   Land                        $  12,088,984          $   12,088,984
   Buildings and improvements     48,236,772              48,197,685

                                  60,325,756              60,286,669
   Less- accumulated
   depreciation                 (18,896,846)            (16,862,076)

                                  41,428,910              43,424,593
Cash and cash equivalents          3,234,383               2,201,276
Other assets                          22,527                  20,322

       Total Assets            $  44,685,820           $  45,646,191


Liabilities and Partners' Capital

Liabilities:
   Mortgage payable             $  5,051,086            $  5,090,828
   Security deposits                 288,335                 273,191
   Accounts payable and
   accrued expenses                  137,009                 138,609
   Due to general partners
   and affiliates                     54,369                  51,520
   Distribution payable                    -                 640,550

       Total Liabilities           5,530,799               6,194,698

Partners' Capital (Deficit):
   General Partners                        -                (584,636)
   Limited Partners               39,155,021               40,036,129

       Total Partners' Capital    39,155,021               39,451,493

       Total Liabilities and
       Partners' Capital       $  44,685,820            $  45,646,191




Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992


                                      General           Limited
                                     Partners          Partners          Total

Balance at January 1, 1992       $  (1,065,807)    $ 44,057,121    $ 42,991,314
Net income                             550,321          168,404         718,725
Cash distributions                    (241,986)      (2,177,870)     (2,419,856)

Balance at December 31, 1992          (757,472)      42,047,655       1,290,183
Net income                             429,056          294,454         723,510
Cash distributions                    (256,220)      (2,305,980)     (2,562,200)

Balance at December 31, 1993          (584,636)      40,036,129      39,451,493
Net income (loss)                      712,746          271,882         984,628
Cash distributions                    (128,110)      (1,152,990)     (1,281,100)

Balance at December 31, 1994       $         -    $  39,155,021   $  39,155,021


See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations
For the years ended December 31, 1994, 1993 and 1992


Income                         1994             1993               1992

Rental                  $ 7,552,784      $ 7,249,001       $  6,968,820
Interest                     79,860           50,212             51,619

        Total Income      7,632,644        7,299,213          7,020,439


Expenses

Property operating        3,927,435        3,860,345          3,540,118
Depreciation              2,034,770        2,031,845          2,029,764
Interest                    513,636          517,447            520,893
General and
administrative              172,175          166,066            210,939

        Total Expenses    6,648,016        6,575,703          6,301,714

           Net income    $  984,628       $  723,510         $  718,725

Net Income Allocated:

To the General Partners $   712,746        $ 429,056          $  550,321
To the Limited Partners     271,882          294,454             168,404

           Net income    $  984,628       $  723,510           $ 718,725

Per limited partnership unit
 (128,110 outstanding)      $  2.12           $ 2.30              $ 1.31


See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:      1994           1993             1992

Net income                            $ 984,628      $ 723,510        $ 718,725
Adjustments to reconcile net income
to net cash provided by
operating activities:
   Depreciation                       2,034,770      2,031,845        2,029,764
   Increase (decrease) in cash
   arising from changes in operating
   assets and liabilities:
      Other assets                       (2,205)             -           (1,277)
      Accounts payable and
      accrued expenses                   (1,600)       (18,919)         (50,246)
      Due to general partners and
      affiliates                          2,849         (2,323)           2,116
      Security deposits                  15,144         43,524            6,829

Net cash provided by
operating activities                  3,033,586      2,777,637        2,705,911

Cash Flows from Investing Activities:

   Additions to real estate             (39,087)       (63,188)          (5,522)
   Acquisition of joint
   venture partner interest                   -              -          (23,067)

Net cash used for investing activities	(39,087)	(63,188)	(28,589)

Cash Flows from Financing Activities:

   Distributions                     (1,921,650)     (2,526,614)     (2,569,318)
   Mortgage principal payments          (39,742)        (35,930)        (32,484)

Net cash used for
financing activities                 (1,961,392)     (2,562,544)     (2,601,802)

Net increase in cash and
cash equivalents                      1,033,107         151,905          75,520
Cash and cash equivalents at
beginning of year                     2,201,276       2,049,371       1,973,851

Cash and cash equivalents
at end of year                     $  3,234,383    $  2,201,276    $  2,049,371

Supplemental Disclosure of
Cash Flow Information:

Cash paid during the
year for interest                    $  513,636      $  517,447      $  520,893

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

For the years ended December 31, 1994 and 1993, net income before depreciation exceeded net cash from operations distributable to the partners by $1,738,298 and $193,155, respectively. Pursuant to the Partnership Agreement and (b)(1) above, $597,962 and $193,155 of this excess was allocated to the General Partners for the years ended December 31, 1994 and 1993, respectively.

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