Form 10-Q
period 1995-03-31
HUTTON CONAM REALTY INVESTORS 4
filed 1995-05-15
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

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


                          Consolidated Balance Sheets

                                                March 31,        December 31,
Assets                                              1995                1994

Investments in real estate:
   Land                                   $   12,088,984      $   12,088,984
   Buildings and improvements                 48,374,995          48,236,772

                                              60,463,979          60,325,756
   Less- accumulated depreciation            (19,394,175)        (18,896,846)

                                              41,069,804          41,428,910
Cash and cash equivalents                      3,993,348           3,234,383
Other assets                                      25,101              22,527

        Total Assets                      $   45,088,253     $    44,685,820


Liabilities and Partners' Capital

Liabilities:
   Mortgage payable                       $    5,040,508     $     5,051,086
   Security deposits                             281,399             288,335
   Accounts payable and accrued expenses         352,409             137,009
   Due to general partners and affiliates         43,778              54,369

         Total Liabilities                     5,718,094           5,530,799

Partners' Capital:
   General Partners                                    0                   0
   Limited Partners                           39,370,159          39,155,021

          Total Partners' Capital             39,370,159          39,155,021

          Total Liabilities and
          Partners' Capital               $   45,088,253    $     44,685,820



                     Consolidated Statements of Operations
               For the three months ended March 31, 1995 and 1994


Income                                              1995              1994

Rental                                     $   1,927,525     $   1,884,885
Interest                                          43,193            11,170

        Total Income                           1,970,718         1,896,055

Expenses

Property operating                             1,086,744           956,643
Depreciation                                     497,329           508,630
Interest                                         127,767           128,781
General and administrative                        43,740            49,591

        Total Expenses                         1,755,580         1,643,645

        Net income                         $     215,138    $      252,410

Net Income Allocated:

To the General Partners                    $           0    $      179,459
To the Limited Partners                          215,138            72,951

                                           $     215,138    $      252,410

Per limited partnership unit
 (128,110 outstanding)                     $        1.68    $          .57


                  Consolidated Statement of Partners' Capital
                   For the three months ended March 31, 1995

                                      General          Limited
                                     Partners         Partners           Total

Balance at January 1, 1995        $         0    $  39,155,021   $  39,155,021
Net income                                  0          215,138         215,138

Balance at March 31, 1995         $         0    $  39,370,159   $  39,370,159



                     Consolidated Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                   1995            1994

Net income                                       $    215,138    $    252,410
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                      497,329         508,630
    Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
       Other assets                                    (2,574)            (39)
       Security deposits                               (6,936)           (534)
       Accounts payable and accrued expenses          215,400         205,572
       Due to general partners and affiliates         (10,591)        (12,053)

Net cash provided by operating activities             907,766         953,986

Cash Flows from Investing Activities:

    Additions to real estate                         (138,223)              0

Net cash used for investing activities               (138,223)              0

Cash Flows from Financing Activities:

    Mortgage principal payments                       (10,578)         (9,563)
    Distributions                                           0        (640,550)

Net cash used for financing activities                (10,578)       (650,113)

Net increase in cash and cash equivalents             758,965         303,873
Cash and cash equivalents at beginning of period    3,234,383       2,201,276

Cash and cash equivalents at end of period       $  3,993,348  $    2,505,149

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest       $    127,767  $      128,781



                 Notes to the Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part 1, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash of $3,993,348 which was invested in unaffiliated money market funds, compared with $3,234,383 at December 31, 1994. The increase is primarily attributable to net cash from operations exceeding capital improvement expenditures and mortgage principal payments. The Partnership expects sufficient cash flow to be generated from operations to meet its current operating expenses and debt service requirements.

The promissory note secured by a mortgage on the Trails at Meadowlakes matures on July 19, 1995, at which time the Partnership will be required to pay $5,025,984 to the mortgage lender. The General Partners have determined that refinancing the property's mortgage loan is not the most attractive option at this time. Furthermore, as a result of improving market conditions, the General Partners have begun marketing some of the properties, and have had extensive negotiations with an institutional buyer to sell Trails at Meadowlakes and Cypress Lakes. The General Partners expect to enter into a sales contract in the very near future with the objective of closing the sales before July 19, 1995. However, there can be no assurance that the sales will be completed or that any particular price for the properties can be obtained. Should a sale of one or both of these properties close prior to the July 19, 1995 maturity date, net sale proceeds will first be applied to repay the loan and the ba lance will be distributed to the Limited Partners as a return of capital. In addition, the General Partners would evaluate distributing the reserves which have been accumulated as a result of suspending distributions commencing in the third quarter of 1994. Distributions were suspended due to the upcoming maturity of the mortgage loan secured by the Trails at Meadowlakes property. If a sale does not occur or closes after July 19, 1995, the General Partners expect to use approximately $3 million of the Partnership's reserves to partially repay the loan, and repay the $2 million balance from cash flow and/or sale proceeds.

Accounts payable and accrued expenses were $352,409 at March 31, 1995, compared with $137,009 at December 31, 1994. The increase reflects the accrual of real estate taxes for the first three months of 1995.

Results of Operations

Net income for the three month periods ended March 31, 1995 and 1994 totalled $215,138 and $252,410, respectively. After adding back depreciation, a non-cash expense, and subtracting mortgage amortization, operations generated cash flow of $701,889 and $751,477 for the three months ended March 31, 1995 and 1994, respectively. The decrease in net income and cash flow is primarily attributable to an increase in property operating expenses, partially offset by an increase in rental and interest income.

Rental income for the three month periods ended March 31, 1995 and 1994 totalled $1,927,525 and $1,884,885, respectively. The 2% increase in 1995 reflects higher revenues at five of the Partnership's six properties due to rental rate increases instituted during the past year. Interest income for the three month periods ended March 31, 1995 and 1994 totalled $43,193 and $11,170, respectively. The increase in 1995 is due primarily to higher interest rates and higher cash balances as a result of the suspension of cash distributions beginning in the third quarter of 1994.

Total expenses for the three month periods ended March 31, 1995 and 1994 totalled $1,755,580 and $1,643,645, respectively. The increase in 1995 reflects higher property operating expenses including repairs and maintenance,
utilities, insurance and advertising.   All other components of total expenses
remained relatively in line with 1994 levels.

For the three-month periods ended March 31, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                       Three Months Ended
                                            March 31,
Property                                1995        1994
Cypress Lakes Apartments                 95%         98%
Pelican Landing                          97%         98%
River Hill Apartments                    95%         96%
Shadowood Village                        95%         95%
Trails at MeadowLakes                    97%         98%
Village at the Foothills II              95%         97%



                           PART II OTHER INFORMATION

Items 1-5    Not applicable

Item 6       Exhibits and reports on Form 8-K.

             (a) Exhibits - None

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HUTTON/CONAM REALTY INVESTORS 4

                BY:     RI 3-4 REAL ESTATE SERVICES, INC.
                                 General Partner



Date: May 12, 1995
                        BY:     /s/Paul L. Abbott
                        Name:   Paul L. Abbott
                        Title:  Director, President, Chief
                                 Executive Officer and Chief
                                 Financial Officer