Form 10-Q
period 1995-06-30
HUTTON CONAM REALTY INVESTORS 4
filed 1995-08-14
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995


                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to


Commission file number: 0-13329



                        HUTTON/CONAM REALTY INVESTORS 4

             (Exact name of registrant as specified in its charter)




        California                                             11-2685746

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                            10285

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






Condolidated Balance Sheet



                                               June 30,          December 31,
Assets                                            1995                  1994

Investments in real estate:
   Land                                   $ 12,088,984          $ 12,088,984
   Buildings and improvements               48,386,402            48,236,772

                                            60,475,386            60,325,756
   Less accumulated depreciation           (19,884,268)          (18,896,846)

                                            40,591,118            41,428,910
Cash and cash equivalents                    4,861,093             3,234,383
Other assets                                    25,101                22,527

      Total Assets                        $ 45,477,312          $ 44,685,820


Liabilities and Partners' Capital

Liabilities:
   Distribution payable                   $    533,792          $          -
   Mortgage payable                          5,029,661             5,051,086
   Security deposits                           275,887               288,335
   Accounts payable and accrued expenses       539,442               137,009
   Due to general partners and affiliates       55,791                54,369

      Total Liabilities                      6,434,573             5,530,799

Partners' Capital:
   General Partners                                  -                     -
   Limited Partners                         39,042,739            39,155,021

      Total Partners' Capital               39,042,739            39,155,021

      Total Liabilities and Partners'
      Capital                             $ 45,477,312          $ 44,685,820






Consolidated Statement of Partners' Capital
For the six months ended June 30, 1995

                                         General         Limited
                                        Partners        Partners         Total

Balance at January 1, 1995           $         -     $39,155,021   $39,155,021
Net income                                53,379         368,131       421,510
Distribution payable                     (53,379)       (480,413)     (533,792)

Balance at June 30, 1995             $         -     $39,042,739   $39,042,739





Consolidated Statements of Operations

                                Three months ended          Six months ended
                                     June 30,                   June 30,
Income                          1995          1994         1995         1994

Rental                     $1,919,473    $1,882,931    $3,846,998   $3,767,816
Interest                       55,279        13,509        98,472       24,679

   Total Income             1,974,752     1,896,440     3,945,470    3,792,495


Expenses

Property operating          1,097,657       984,394     2,184,401    1,941,037
Depreciation                  490,093       508,630       987,422    1,017,260
Interest                      127,497       128,538       255,264      257,319
General and
administrative                 53,133        41,675        96,873       91,266

   Total Expenses           1,768,380     1,663,237     3,523,960    3,306,882

     Net income            $  206,372    $  233,203    $  421,510   $  485,613

Net Income Allocated:

To the General Partners    $   53,379    $  160,252    $   53,379   $  339,711
To the Limited Partners       152,993        72,951       368,131      145,902

                           $  206,372    $  233,203    $  421,510   $  485,613


Per limited partnership
unit (128,110 outstanding) $     1.19    $      .57    $     2.87   $     1.14






Consolidated Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                      1995           1994

Net income                                          $   421,510    $   485,613
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                         987,422      1,017,260
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
      Other assets                                       (2,574)          (430)
      Security deposits                                 (12,448)           769
      Accounts payable and accrued expenses             402,433        399,818
      Due to general partners and affiliates              1,422         (2,450)

Net cash provided by operating activities             1,797,765      1,900,580

Cash Flows from Investing Activities:

   Additions to real estate                            (149,630)       (21,981)

Net cash used for investing activities                 (149,630)       (21,981)

Cash Flows from Financing Activities:

   Mortgage principal payments                          (21,425)       (19,371)
   Distributions                                              -     (1,281,100)

Net cash used for financing activities                  (21,425)    (1,300,471)

Net increase in cash and cash equivalents             1,626,710        578,128
Cash and cash equivalents at beginning of period      3,234,383      2,201,276

Cash and cash equivalents at end of period          $ 4,861,093    $ 2,779,404

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest         $   255,264    $   257,319





Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations and cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On July 20, 1995, the Partnership closed on the sale of Trails at Meadowlakes and Cypress Lakes Apartments to an institutional buyer, which is unaffiliated with the Partnership. Trails at Meadowlakes and Cypress Lakes Apartments were sold for $8,940,000 and $8,825,000, respectively. The transaction resulted in a gain on sale for Trails at Meadowlakes and Cypress Lakes Apartments of approximately $1,961,000 and $894,000, respectively, which will be reflected in the Partnership's Form 10-Q for the period ended September 30, 1995.

The Partnership used a portion of the sale proceeds to pay off the remaining principal balance on the Trails at Meadowlakes mortgage payable in the amount of $5,029,661.



Part 1, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash and cash equivalents of $4,861,093, which were invested in unaffiliated money market funds, compared with $3,234,383 at December 31, 1994. The increase is primarily attributable to net cash from operations exceeding capital improvement expenditures and mortgage principal payments. The Partnership expects sufficient cash flow to be generated from operations to meet its current operating expenses.

Accounts payable and accrued expenses were $539,442 at June 30, 1995 compared to $137,009 at December 31, 1994. The increase reflects principally the accrual and timing of payments due for real estate taxes, for the four Florida properties and the one Texas property, for the first six months of 1995.

The sales of Trails at Meadowlakes and Cypress Lakes, to an institutional buyer, were completed on July 20, 1995. The Partnership received gross sales proceeds of $8,940,000 and $8,825,000, respectively, and will recognize a gain on sale of approximately $1,961,000 and $894,000 in the third quarter. The Partnership used a portion of the sale proceeds to pay off the remaining principal balance on the Trails at Meadowlakes mortgage payable in the amount of $5,029,661. As a result of this and other sales expenses, the Partnership received net proceeds of approximately $12,064,000 from the sales. Following an analysis of the Partnership's projected capital requirements, the General Partners intend to distribute the remaining sales proceeds to the Limited Partners as a return of capital.

The General Partners have reviewed the Partnership's cash requirements following the property sales and loan resolution, and have determined that quarterly cash distributions can be reinstated beginning with the 1995 second quarter distribution payable in August. Accordingly, a distribution in the amount of $3.75 per Unit, will be paid to limited partners on August 15, 1995. The General Partners currently anticipate that this level of distributions will be maintained through year end. Cash distributions, however, will be determined on a quarterly basis and will be based on cash flow generated by the Partnership.


Results of Operations

Net income for the three and six months ended June 30, 1995 totalled $206,372 and $421,510, respectively, compared with net income of $233,203 and $485,613 for the corresponding periods in 1994. After adding back depreciation, a non-cash expense, and subtracting mortgage amortization and additions to real estate, operations generated cash flow of $674,211 and $1,237,877, respectively, for the three and six months ended June 30, 1995, compared with cash flow of $732,025 and $1,461,521 for the corresponding periods in 1994. The decrease in net income and cash flow is primarily attributable to an increase in property operating expenses, partially offset by an increase in rental and interest income.

Rental income for the three and six months ended June 30, 1995 totalled $1,919,473 and $3,846,998, respectively, compared with $1,882,931 and
$3,767,816 for the corresponding periods in 1994. The increases in 1995 reflect higher revenues at five of the Partnership's six properties due to rental rate increases instituted during the past year. Interest income for the three and six months ended June 30, 1995 totalled $55,279 and $98,472, respectively, compared with interest income of $13,509 and $24,679 for the corresponding periods in 1994. The increases in 1995 are due primarily to higher interest rates and higher cash balances as a result of the suspension of cash distributions beginning in the third quarter of 1994. The suspension was implemented to increase cash reserves for the mortgage coming due on Trails at Meadowlakes.

Total expenses for the three and six months ended June 30, 1995 totalled $1,768,380 and $3,523,960, respectively, compared with total expenses of $1,663,237 and $3,306,882 for the corresponding periods in 1994. The increases in 1995 reflect higher property operating expenses including repairs
and maintenance, utilities, insurance and advertising.   All other components
of total expenses remained relatively in line with 1994 levels.

For the three- and six-month periods ended June 30, 1995 and 1994, average occupancy levels at each of the properties were as follows:


                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
Property                        1995          1994        1995        1994

Cypress Lakes                    92%           95%         94%         96%
Pelican Landing                  97%           97%         97%         98%
River Hill                       95%           95%         95%         96%
Shadowood Village                93%           95%         94%         95%
Trails at Meadowlakes            95%           96%         96%         97%
Village at the Foothills II      93%           94%         94%         96%





PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended June 30, 1995.






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



					HUTTON/CONAM REALTY INVESTORS 4

                                BY:     RI 3-4 REAL ESTATE SERVICES, INC.
                                        General Partner



Date: August 11, 1995
                                        BY:     /s/Paul L. Abbott
                                        Name:   Paul L. Abbott
                                        Title:  Director, President, Chief
						Executive Officer and Chief
						Financial Officer