Form 10-Q
period 1995-09-30
HUTTON CONAM REALTY INVESTORS 4
filed 1995-11-14
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-13329


                        HUTTON/CONAM REALTY INVESTORS 4

             (Exact name of registrant as specified in its charter)




        California                                         11-2685746

(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

3 World Financial Center, 29th Floor, New York, NY
Attention: Andre Anderson                                    10285

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


Consolidated Balance Sheets


                                              September 30,        December 31,
Assets                                            1995                 1994

Investments in real estate:
  Land                                        $  8,688,574        $ 12,088,984
  Buildings and improvements                    29,562,788          48,236,772

                                                38,251,362          60,325,756
  Less accumulated depreciation                (12,689,494)        (18,896,846)

                                                25,561,868          41,428,910

Cash and cash equivalents                        2,774,055           3,234,383
Other assets                                        18,606              22,527

    Total Assets                              $ 28,354,529        $ 44,685,820


Liabilities and Partners' Capital

Liabilities:
  Mortgage payable                            $          0        $  5,051,086
  Distribution payable                             587,171                   0
  Accounts payable and accrued expenses            494,852             137,009
  Security deposits                                141,352             288,335
  Due to general partners and affiliates            48,628              54,369

    Total Liabilities                            1,272,003           5,530,799

Partners' Capital:
  General Partners                                       0                   0
  Limited Partners                              27,082,526          39,155,021

    Total Partners' Capital                     27,082,526          39,155,021

    Total Liabilities and Partners' Capital   $ 28,354,529        $ 44,685,820




Consolidated Statement of Partners' Capital
For the nine months ended September 30, 1995

                                           General       Limited
                                          Partners      Partners         Total

Balance at January 1, 1995            $          0  $ 39,155,021  $ 39,155,021
Net income                                 352,302     3,140,568     3,492,870
Cash distributions                        (352,302)  (15,213,063)  (15,565,365)

Balance at September 30, 1995         $          0  $ 27,082,526  $ 27,082,526

Consolidated Statements of Operations


                                 Three months ended          Nine months ended
                                     September 30,             September 30,
Income                           1995          1994          1995         1994

Rental                    $ 1,334,083   $ 1,887,765   $ 5,181,081  $ 5,655,581
Interest                      112,852        22,152       211,324       46,831

  Total Income              1,446,935     1,909,917     5,392,405    5,702,412

Expenses

Property operating            807,612       957,061     2,992,013    2,898,098
Interest                       28,292       128,286       283,556      385,605
Depreciation                  332,784       508,730     1,320,206    1,525,990
General and administrative     61,771        40,558       158,644      131,824

  Total Expenses            1,230,459     1,634,635     4,754,419    4,941,517

Income from operations        216,476       275,282       637,986      760,895

Gain on sale of properties  2,854,884             0     2,854,884            0

    Net Income            $ 3,071,360   $   275,282   $ 3,492,870  $   760,895

Net Income Allocated:

To the General Partners       298,923       202,430       352,302      542,141
To the Limited Partners     2,772,437        72,852     3,140,568      218,754

                          $ 3,071,360   $   275,282   $ 3,492,870  $   760,895

Per limited partnership unit
  (128,110 outstanding)   $     21.64   $       .57   $     24.51  $      1.71


Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:               1995                1994

Net income                                    $  3,492,870        $    760,895
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation                                   1,320,206           1,525,990
  Gain on sale of properties                    (2,854,884)                  0
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Other assets                                     3,921              (2,205)
    Accounts payable and accrued expenses          357,843             610,077
    Security deposits                             (146,983)                302
    Due to general partners and affiliates          (5,741)             (9,758)

Net cash provided by operating activities        2,167,232           2,885,301

Cash Flows From Investing Activities:

  Net proceeds from sale of properties          17,551,351                   0
  Additions to real estate                        (149,631)            (23,481)

Net cash provided by (used for)
investing activities                            17,401,720             (23,481)

Cash Flows from Financing Activities:

  Mortgage principal payments                   (5,051,086)            (29,428)
  Distributions                                (14,978,194)         (1,921,650)

Net cash used for financing activities         (20,029,280)         (1,951,078)

Net increase (decrease) in cash and
cash equivalents                                  (460,328)            910,742
Cash and cash equivalents at beginning
of period                                        3,234,383           2,201,276

Cash and cash equivalents at end of period    $  2,774,055        $  3,112,018

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest      $    283,556        $    385,605



Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per regulation S-X, rule 10-01, paragraph (a)(5).

Sale of Properties

On July 20, 1995, the Partnership closed on the sale of Trails at Meadowlakes and Cypress Lakes (the "Properties"). Trails at Meadowlakes and Cypress Lakes sold for $8,940,000 and $8,825,000, respectively, to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $17,551,351 from the transaction of which $5,057,952, representing outstanding principal and interest, was used to fully satisfy the Partnership's mortgage obligation on Trails at Meadowlakes. The transaction resulted in a gain on sale of $2,854,884.


On August 22, 1995, the Partnership paid a special distribution of $14,252,238 to the limited partners. The special distribution was comprised of net proceeds from the sale of the Properties and $1,758,839 from the Partnership's cash reserves.

Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash and cash equivalents of $2,774,055, which were invested in unaffiliated money market funds, compared with $3,234,383 at December 31, 1994. The decrease is primarily attributable to cash flow used for mortgage principal payments and distributions exceeding the cash provided by operating activities and net sale proceeds. The Partnership expects sufficient cash flow to be generated from operations to meet its current operating expenses.

The sales of Trails at Meadowlakes and Cypress Lakes (the "Properties") were completed on July 20, 1995. The Properties were sold for $8,940,000 and $8,825,000, respectively, to an institutional buyer, which is unaffiliated with the Partnership. The Partnership received net proceeds of $17,551,351 from the transaction of which $5,057,952, representing outstanding principal and interest, was used to fully satisfy the Partnership's mortgage obligation on Trails at Meadowlakes. The transaction resulted in the Partnership recognizing gains of $1,960,811 and $894,073 on the sales of Trails at Meadowlakes and Cypress Lakes, respectively.

On August 22, 1995, the Partnership paid a special cash distribution of $14,252,238 or $111.25 per Unit to the limited partners. The special distribution was comprised of net proceeds from the sale of the Properties and $1,758,839 from the Partnership's cash reserves.

The General Partners reinstated quarterly cash distributions beginning with the 1995 second quarter distribution paid in August. The third quarter distribution, in the amount of $3.75 per Unit, will be paid to limited partners on or about November 15, 1995. Cash distributions will be determined on a quarterly basis and will be based on cash flow generated by the Partnership.

Accounts payable and accrued expenses were $494,852 at September 30, 1995 compared to $137,009 at December 31, 1994. The increase reflects principally the accrual and timing of payments due for real estate taxes for the two remaining Florida properties and the one Texas property for the first nine months of 1995.

Results of Operations

Net income for the three and nine months ended September 30, 1995 totalled $3,071,360 and $3,492,870, respectively, compared with net income of $275,282 and $760,895 for the corresponding periods in 1994. The increase in net income is primarily attributable to the $2,854,884 gain recognized on the sale of the Properties, partially offset by a decrease in rental income. Excluding the gain recognized on the sale of the properties, income from operations was down for both the three- and nine-month periods in 1995 compared to 1994, primarily as a result of lower rental income, partially offset by higher interest income and lower depreciation and interest expense. After adding back depreciation, a non-cash expense, and subtracting mortgage amortization and the gain on sales of Trails at Meadowlakes and Cypress Lakes, operations generated cash flow of $549,260 and $1,936,767, respectively, for the three and nine months ended September 30, 1995, compared with cash flow of $773,955 and $2,2 57,457 for the corresponding periods in 1994. The decrease in cash flow from operations is primarily due to higher property operating expenses at all of the properties.

Rental income for the three and nine months ended September 30, 1995 totalled $1,334,083 and $5,181,081, respectively, compared with $1,887,765 and
$5,655,581 for the corresponding periods in 1994. The decreases in 1995 reflect lower revenues primarily due to the sale of the properties. Interest income for the three and nine months ended September 30, 1995 totalled $112,852 and $211,324, respectively, compared with interest income of $22,152 and $46,831 for the corresponding periods in 1994. The increases in 1995 are due primarily to increased available cash balances resulting from the suspension of cash distributions beginning in the third quarter of 1994, and higher interest rates in 1995. Total expenses for the three and nine months ended September 30, 1995 totalled $1,230,459 and $4,754,419, respectively, compared with total expenses of $1,634,635 and $4,941,517 for the corresponding periods in 1994. The decreases in 1995 reflect a decrease in interest expense, depreciation and, in the three-month period, property operating expenses. All three expense categories declined primarily as a result of the sale of the Properties. Partially offsetting the reduction in property operating expenses due to the sales was an increase in repairs and maintenance and insurance expense.

For the three- and nine-month periods ended September 30, 1995 and 1994, average occupancy levels at each of the properties were as follows:


                                     Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
Property                             1995          1994      1995         1994
Pelican Landing                       96%           97%       97%          97%
River Hill                            97%           96%       96%          96%
Shadowood Village                     95%           96%       95%          95%
Village at the Foothills II           95%           94%       95%          95%


PART II	OTHER INFORMATION

Items 1-5	Not applicable.

Item 6          Exhibits and Reports on Form 8-K.

	(a)	Exhibits:

		(27) Financial Data Schedule

	(b)	Reports on Form 8-K

                On August 4, 1995, a Current Report on Form 8-K was filed reporting the consummation of the sale of Trails of Meadowlakes and Cypress Lakes Apartments for $8,940,000 and $8,825,000 respectively. Such information was provided in response to
                Item 2 of Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 4

        BY:             RI 3-4 REAL ESTATE SERVICES, INC.
                        General Partner



Date: November 14, 1995

                       BY:     /s/  Paul L. Abbott
                       Name:   Paul L. Abbott
                       Title:  Director, President, Chief
                               Executive Officer and Chief
                               Financial Officer