Form 10-K
period 1995-12-31
HUTTON CONAM REALTY INVESTORS 4
filed 1996-03-29
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

	For the fiscal year ended December 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

	For the transition period from _____ to _____

                        Commission file number:  0-13329


                        HUTTON/CONAM REALTY INVESTORS 4
              Exact name of Registrant as specified in its charter

         California                                     11-2685746
State or other jurisdiction of
incorporation or organization               I.R.S. Employer Identification No.

Attention:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                              10285
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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

                                     PART I

Item 1.  Business

General Development of Business
-------------------------------
Hutton/ConAm Realty Investors 4 (the "Registrant" or the "Partnership") is a California limited partnership of which RI 3-4 Real Estate Services Inc. ("RI 3-4 Services," formerly Hutton Real Estate Services VIII, Inc.), a Delaware corporation, and ConAm Property Services IV, Ltd., a California limited partnership ("ConAm Services"), are the general partners (together, the "General Partners").

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

Narrative Description of Business
---------------------------------
The Registrant is engaged in the business of acquiring, operating and holding for investment multifamily residential properties which by virtue of their location and design and the nature of the local real estate market have the potential for long-term capital appreciation and generation of current income. All of the proceeds available for investment in real estate were originally invested in three residential apartment properties and three limited partnerships, each of which owns a specified property. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1)  capital appreciation;

(2)  distributions of net cash from operations attributable to rental income;
     and

(3)  preservation and protection of capital.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital continues to be the Registrant's longer term objectives. The attainment of the Registrant's objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions the General Partners have commenced marketing certain of the properties for sale. See Item
7. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the General Partners and Limited Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase mo ney obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Registrant acquired six residential apartment complexes (collectively, the "Properties"), either directly or through investments in limited partnerships or joint ventures. Two of these, Trails at Meadowlakes Apartments and Cypress Lakes Apartments were sold on July 20, 1995. As of December 31, 1995, the Registrant had interests in the Properties as follows:
(1) Pelican Landing, a 204-unit apartment complex located in Clearwater, Florida; (2) Village at the Foothills II, a 120-unit apartment complex located in Tucson, Arizona; (3) River Hill Apartments, a 192-unit apartment complex located in the Las Colinas area of Irving, Texas; (4) Shadowood Village, a 110-unit apartment complex located in Jacksonville, Florida. For further information on each of the Properties, see Item 2 of this report and Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which i s included as an exhibit under Item 14. Reference is made to
Item 7 of this report for a more detailed discussion of the Trails at Meadowlakes and Cypress Lakes sales.

Competition
-----------
The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly-constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the Properties in Arizona and Florida reflect some seasonality, which is also reflected in the markets. In some cases, the Registrant may compete with other partnerships affili ated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees
---------
The Registrant has no employees. General services are performed by RI 3-4 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13 for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14. Average occupancy rates and appraised values of the Partnership's real estate investments are incorporated by reference to the Partnership's Annual Report to Unitholders.

River Hill Apartments - Irving, Texas
Situated approximately 15 miles northwest of Dallas, this 192-unit apartment complex is located in the Las Colinas area of Irving. Limited new construction and continuing population growth have allowed a general recovery in the multifamily housing market in this area during the past few years. The Las Colinas submarket reported average occupancy of 97% as of the third quarter of 1995, compared to 96% a year earlier, and area apartment complexes averaged rental rate increases of 5% during 1995. These favorable market conditions have resulted in an increase in the pace of new construction of multifamily properties. Approximately 3,900 units have been approved for construction in the Las Colinas submarket with approximately 1,200 units currently under construction. While absorption in the market remains strong, demand for units is not expected to keep pace with the new construction. As a result, the property is expected to experience increasingly competitive market conditions. Howe ver, a two-year building moratorium instituted in the market during 1995 should limit construction once the permitted projects are completed. Given favorable market conditions, particularly in the Irving, Texas area, the General Partners intend to begin marketing River Hill Apartments for sale. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained. One factor which could hinder the Partnership's ability to sell River Hill and the ultimate sales value of the property are defects related to the original design and construction of the property. The Partnership favorably settled claims against several parties related to the defects in April 1991 and used the settlement proceeds to correct the defective work, as previously disclosed. Nevertheless, the presence of these original structural problems may have an adverse impact on the Partnership's sales efforts.

Shadowood Village - Jacksonville, Florida
This 110-unit apartment complex is situated in southeast Jacksonville, in the Baymeadows/Deerwood community. Market conditions in the Southeast submarket of Jacksonville remain competitive, reflecting the lingering effects of prior overbuilding, much of which was concentrated in this area. The use of rental concessions has diminished in recent years, and average rental rates in the Southeast submarket increased 1.7% from the second quarter of 1994 to the
second quarter of 1995.   Average occupancy increased from 93.3% to 94.3%
during the same period. Construction of new units, relatively dormant in 1992 and 1993, has picked up since 1994, with 373 units permitted in 1994 and 593 units permitted as of June 30, 1995. The area's strong population and job growth, however, are expected to absorb the new supply.

Village at the Foothills II - Tucson, Arizona
This 120-unit apartment community is situated in the prestigious "foothills" section of Tucson. Village at the Foothills II competes with a number of apartment complexes and condominium developments within the Tucson area. Tucson's economy began to weaken as population and job growth slowed during 1995. Despite the economic slowdown, construction of multifamily properties has increased significantly. As of the third quarter of 1995, 1,123 units were under construction in the Catalina Foothills submarket with an additional 656 units not yet begun. These units are being added to the 7,226 completed units in the market. There are an additional seven projects planned for the Catalina Foothills market although all of these projects may not proceed to constructions. In addition, the multifamily market has been unfavorably impacted by a decline in interest rates which has made home ownership a viable alternative for renters. As a result, vacancy rates are beginning to rise and increas es in rental rates are moderating. A local survey of metropolitan Tucson conducted in the fourth quarter of fiscal 1995 showed an average occupancy rate of 92% among multifamily properties with five or more units, down from 96% at the same period in 1994.

Pelican Landing - Clearwater, Florida
This 204-unit apartment complex is situated in southeast Clearwater in the Tampa Bay Area. Overall occupancy in the Clearwater market was 97% in the third quarter of 1995, compared with 96% in the third quarter of 1994. While rental rates in the overall market declined by approximately 3% from 1994 to 1995, rates in the submarket where the Partnership's property is located increased by approximately 3% from 1994 to 1995. It is not expected that there will be much new construction in the market as most areas are built-up. The minimal new construction coupled with continuing population growth are expected to result in sustained strength in market conditions.


Item 3.  Legal Proceedings

The Registrant is not subject to, nor is any of the Properties the subject of, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, the number of Unitholders of record was 7,116.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two years is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Reference is made to
Item 7 for a discussion of the General Partners' expectations for future cash distributions.


Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
At December 31, 1995, the Partnership had cash and cash equivalents of $2,436,356, which were invested in unaffiliated money market funds, compared to cash of $3,234,383 at December 31, 1994. The decrease is primarily attributable to cash flow used for mortgage principal payments and distributions exceeding the cash provided by operating activities and net sale proceeds. The Partnership expects sufficient cash flow to be generated from operations to meet its current operating expenses.

On July 20, 1995, the Partnership sold Trails at Meadowlakes and Cypress Lakes for $8,940,000 and $8,825,000, respectively, to an institutional buyer. The Partnership received net proceeds of $17,551,351 from the transaction of which $5,057,952, representing outstanding principal and interest, was used to fully satisfy the Partnership's mortgage obligation on Trails at Meadowlakes. On August 22, 1995, the Partnership paid a special cash distribution of $14,252,238 or $111.25 per Unit to the limited partners. The special distribution was comprised of net proceeds from the sale of Trails at Meadowlakes and Cypress Lakes and Partnership cash reserves. These sales were primarily the reason behind decreases in investments in real estate, mortgage payable and security deposits from December 31, 1994 to December 31, 1995.

Also contributing to the decline in investments in real estate was a reduction in the carrying value of River Hill Apartments based upon management's assessment of the estimated fair market value of the property. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property, which is conducted annually.

The General Partners reinstated quarterly cash distributions beginning with the 1995 second quarter distribution, paid in August. The fourth quarter distribution, in the amount of $480,412 or $3.75 per Unit, was paid to limited partners on February 7, 1996. Future cash distributions, if any, will be determined on a quarterly basis and will be based on cash flow generated by the Partnership.

During the remainder of 1996, the General Partners intend to implement an extensive improvement program at Pelican Landing and Shadowood to upgrade the properties. This program is intended to maintain the properties' position within their respective markets, which are growing increasingly competitive with the addition of new apartment properties. This is particularly true in the Tucson and Jacksonville markets where Village at the Foothills II and Shadowood Village, respectively, are located. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving each property's revenue and value, and making them better positioned for eventual sale. It is possible that cash from reserves may be required to fund a portion of distributions during 1996 as a result of the capital expenditures required.

Given favorable market conditions, particularly in the Irving, Texas area, the General Partners intend to begin marketing River Hill Apartments for sale. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.

On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.

Results of Operations
---------------------

1995 versus 1994

Partnership operations for the year ended December 31, 1995 resulted in net income of $3,259,624, compared with net income of $984,628 for the year ended December 31, 1994. The increase in net income is attributable to the $2,854,884 gain recognized on the sale of Trails at Meadowlakes and Cypress Lakes, partially offset by a decrease in rental income and the $477,170 loss recognized on the write-down of River Hill Apartments. Excluding the gain recognized on the sale of the properties, income from operations was down for 1995 compared to 1994, primarily as a result of the sale of Trails at Meadowlakes and Cypress Lakes, write-down of River Hill Apartments, and, to a lesser extent, from an increase in repairs and maintenance expenses at three of the remaining properties and higher insurance expense.

Rental income for the year ended December 31, 1995 was $6,351,434, compared with $7,552,784 for the year ended December 31, 1994. The decrease in 1995 reflects lower revenues primarily due to the sale of Trails at Meadowlakes and Cypress Lakes, partially offset by increased rental income at the four remaining properties. Interest income for the year ended December 31, 1995 was $245,330, compared with $79,860 in 1994. The increase in 1995 is due primarily to increased available cash balances resulting from the suspension of cash distributions beginning in the third quarter of 1994, and higher interest rates in 1995.

Total expenses for the year ended December 31, 1995 were $6,192,024, compared with $6,648,016 for 1994. The decrease in 1995 reflects a decrease in interest expense, depreciation and property operating expenses. All three expense categories declined primarily as a result of the sale of Trails at Meadowlakes and Cypress Lakes. Partially offsetting the reduction in property operating expenses due to the sales, was the $477,170 loss on the write-down of River Hill Apartments and an increase in repairs and maintenance at three of the remaining properties and insurance expense. General and administrative expenses for 1995 increased from 1994 as a result of increases in audit and other partnership administration expenses.

1994 versus 1993

Partnership operations for the year ended December 31, 1994 resulted in net income of $984,628, compared with net income of $723,510 for the year ended December 31, 1993. The increase in net income is primarily attributable to an increase in rental income.

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

The average occupancy levels at each of the properties for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                           Twelve Months Ended December 31,
        Property                        1995            1994            1993
        Pelican Landing                  97%             97%             96%
        Village at the Foothills II      95%             95%             95%
        River Hill Apartments            96%             96%             96%
        Shadowood Village                95%             96%             96%


Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to pages F-1 to F-4 of this report.


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

RI 3-4 Services
---------------
RI 3-4 Services (formerly Hutton Real Estate Services VIII, Inc.) is a Delaware corporation formed on October 29, 1982, and is an affiliate of Lehman Brothers
Inc.   See the section captioned "Certain Matters Involving Affiliates of RI
3-4 Services" for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which was followed by a change in name to RI 3-4 Services.

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

        Name                    Office

        Paul L. Abbott          Director, President, Chief Financial
                                Officer and Chief Executive Officer
        Donald E. Petrow        Vice President
	Kate D. Hobson		Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 39, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

Kate D. Hobson, 29, is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services
--------------
ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and ages of, as well as the positions held by, the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any executive officers or directors.

        Name                    Office

        Daniel J. Epstein       President and Director
	E. Scott Dupree		Vice President/Director
        Robert J. Svatos        Vice President/Director
	Ralph W. Tilley		Vice President
        J. Bradley Forrester    Vice President

Daniel J. Epstein, 56, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 45, is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 37, is a Vice President and Chief Financial Officer of ConAm Management, and has been with the company since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified Public Accountant.

Ralph W. Tilley, 41, is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, and ConAm Management's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 38, currently serves as a Senior Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

Certain Matters Involving Affiliates of RI 3-4 Services
-------------------------------------------------------
On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney. Subsequent to this sale, Shearson changed its name to "Lehman Brothers Inc." The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services general partner changed its name to "RI 3-4 Real Estate Services, Inc." and the Hutton Group changed its name to "LB I Group Inc." to delete any references to "Hutton."


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 of this report for a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Daniel J. Epstein, President and Director of ConAm Services, owned twenty Units as of December 31, 1995. No other directors or executive officers of the General Partners own any Units.


Item 13.  Certain Relationships and Related Transactions

RI 3-4 Services and ConAm Services each received $202,840 as its allocable share of Net Cash From Operations with respect to the year ended December 31, 1995, pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1995, $405,680 of the Registrant's net income was allocated to the General Partners ($243,765 to RI 3-4 Services and $161,915 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 48 through 51 of the Prospectus of the Registrant dated January 13, 1984 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-84863, filed January 13, 1984, under the section captioned "Distributions and Allocations, which section is incorporated herein by reference thereto.

Pursuant to property management agreements with the Registrant, ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident
managers and monitor their performance.   ConAm Management's services also
include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 32 and 33 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 6 to the Consolidated Financial Statements included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of Registrant's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partners and their affiliates may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to
Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)(1)   Financial Statements:
                                                                     Page

Consolidated Balance Sheets - December 31, 1995 and 1994              (1)

Consolidated Statements of Partners' Capital (Deficit) -
For the years ended December 31, 1995,1994 and 1993                   (1)

Consolidated Statements of Operations - For the years
ended December 31, 1995, 1994 and 1993                                (1)

Consolidated Statements of Cash Flows - For the years
ended December 31, 1995, 1994 and 1993                                (1)

Notes to the Consolidated Financial Statements                        (1)

Report of Independent Accountants                                     (1)


 (a)(2)   Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation                F-1

Report of Independent Accountants                                      F-4


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

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

(10)(A) Purchase Agreement relating to Pelican Landing (formerly Feather Sound Apartments), between the Registrant and Feather Sound, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(B) to the 1984 Annual Report).

    (B) Purchase Agreement relating to River Hill Apartments (formerly Oxbow Ridge I), between the Registrant and Tres Titan Investors, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(D) to the 1984 Annual Report).

    (C) Purchase Agreement relating to Village at the Foothills II (formerly Ina Village Apartments), between the Registrant and Epoch Properties, Inc. and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(E) to the 1984 Annual Report).

    (D) Documents relating to Shadowood Village (included as, and incorporated herein by reference to, Exhibit (10)(A) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 (the "1985 Quarterly Report" (Commission File No. 0-13329)).

    (E) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13329)).

(F) Amended and Restated Agreement of Limited Partnership of Village at the Foothills II Joint Venture Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13329)).

(G) Certificate and Agreement of Limited Partnership of River Hill Apartments, Ltd (included as, and incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-13329)).

(H) Amended and Restated Agreement of Limited Partnership of Shadowood Village, Ltd., dated as of July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13329)).

(I) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Pelican Landing property (included as, and incorporated herein by reference to Exhibit 10-M to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

(J) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the River Hill property (included as, and incorporated herein by reference to Exhibit 10-N to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

(K) Property Management Agreements between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Shadowood Village property (included as, and incorporated herein by reference to Exhibit 10-O to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

(L) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Village at the Foothills II property (included as, and incorporated herein by reference to Exhibit 10-Q to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

(13)    Annual Report to Unitholders for the year ended December 31, 1995.

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


   (b)  Reports on Form 8-K:

No reports on Form 8-K were filed in the fourth quarter of 1995.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 27, 1996       HUTTON/CONAM REALTY INVESTORS 4

                             BY:   RI 3-4 Real Estate Services Inc.
                                   General Partner


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

                             RI 3-4 REAL ESTATE SERVICES INC.
                                   A General Partner


Date:  March 27, 1996        BY:  /S/  Paul L. Abbott
                                       Paul L. Abbott
                                       Director, President,
                                        Chief Executive Officer
                                        and Chief Financial Officer

Date:  March 27, 1996        BY:  /S/  Donald E. Petrow
                                       Donald E. Petrow
                                       Vice President

Date:  March 27, 1996        BY:  /S/  Kate Hobson
                                       Kate Hobson
                                       Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                             CONAM PROPERTY SERVICES IV, LTD.
                                   A General Partner

                   By:     Continental American Development, Inc.
                           General Partner

Date:  March 27, 1996      BY:  /S/  Daniel J. Epstein
                                     Daniel J. Epstein
                                     Director and President

Date:  March 27, 1996      BY:  /S/  E. Scott Dupree
                                     E. Scott Dupree
                                     Vice President/Director

Date:  March 27, 1996      BY:  /S/  Robert J. Svatos
                                     Robert J. Svatos
                                     Vice President/Director

Date:  March 27, 1996      BY:  /S/  Ralph W. Tilley
                                     Ralph W. Tilley
                                     Vice President

Date:  March 27, 1996      BY:  /S/  J. Bradley Forrester
                                     J. Bradley Forrester
                                     Vice President