Form 10-Q
period 1996-03-31
HUTTON CONAM REALTY INVESTORS 4
filed 1996-05-14
CIK 722745

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Transition period from ______  to ______


                        Commission File Number: 0-13329


                        HUTTON/CONAM REALTY INVESTORS 4
              Exact Name of Registrant as Specified in its Charter


      California                                      11-2685746
State or Other Jurisdiction of
Incorporation or Organizanization         I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                    10285
Address of Principal Executive Offices                Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____



Consolidated Balance Sheets                     At March 31,    At December 31,
                                                       1996               1995
Assets
Investments in real estate:
  Land                                           $7,526,126         $7,526,126
  Buildings and improvements                     26,235,802         26,226,602
                                                 33,761,928         33,752,728
Less accumulated depreciation                    (9,257,041)        (8,958,549)
                                                 24,504,887         24,794,179

Cash and cash equivalents                         2,457,887          2,436,356
Other assets                                         16,206             16,206
    Total Assets                                $26,978,980        $27,246,741

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                             $533,791          $ 587,171
  Accounts payable and accrued expenses             270,844            168,831
  Due to affiliates                                  34,774             32,209
  Security deposits                                 141,921            143,040
    Total Liabilities                               981,330            931,251
Partners' Capital:
 General Partners                                    ------             ------
 Limited Partners                                25,997,650         26,315,490
    Total Partners' Capital                      25,997,650         26,315,490
    Total Liabilities and Partners'Capital      $26,978,980        $27,246,741






Consolidated Statement of Partners' Capital
For the three months ended March 31, 1996

                                      Limited         General
                                     Partners        Partners            Total
Balance at December 31, 1995       $26,315,490       $ ------      $26,315,490
Net Income                             162,572         53,379          215,951
Distributions                         (480,412)       (53,379)        (533,791)
Balance at March 31, 1996          $25,997,650       $ ------      $25,997,650





Consolidated Statements of Operations
 For the three months ended March 31,            1996             1995

Income
Rental                                     $1,181,149       $1,927,525
Interest                                       27,331           43,193
        Total Income                        1,208,480        1,970,718

Expenses
Property operating                            645,762        1,086,744
Depreciation                                  298,492          497,329
Interest                                       ------          127,767
General and administrative                     48,275           43,740
        Total Expenses                        992,529        1,755,580
        Net Income                           $215,951         $215,138

Net Income Allocated:
To the General Partners                       $53,379         $ ------
To the Limited Partners                       162,572          215,138
                                             $215,951         $215,138
Per limited partnership unit
(128,110 outstanding)                          $ 1.27           $ 1.68





Consolidated Statements of Cash Flows
For the three months ended March 31, 1996                   1996           1995

Cash Flows From Operating Activities:
Net income                                              $215,951       $215,138
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                           298,492        497,329
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Other assets                                          ------         (2,574)
    Accounts payable and accrued expenses                102,013        215,400
    Security deposits                                     (1,119)        (6,936)
    Due to affiliates                                      2,565        (10,591)
Net cash provided by operating activities                617,902        907,766

Cash Flows From Investing Activities:
Additions to real estate                                  (9,200)      (138,223)
Net cash used for investing activities                    (9,200)      (138,223)

Cash Flows From Financing Activities:
Mortgage principal payments                               ------        (10,578)
Distributions                                           (587,171)        ------
Net cash used for financing activities                  (587,171)       (10,578)
Net increase in cash and cash equivalents                 21,531        758,965
Cash and cash equivalents, beginning of period         2,436,356      3,234,383
Cash and cash equivalents, end of period              $2,457,887     $3,993,348

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $   ------       $127,767






Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partner's capital for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2 .  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources
At March 31, 1996, the Partnership had cash and cash equivalents of $2,457,887, which were invested in unaffiliated money market funds, relatively unchanged from the balance at December 31, 1995. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

Accounts payable increased from $168,831 at December 31, 1995 to $270,844 at March 31, 1996 primarily as a result of accruals for real estate taxes for all four properties.

During 1996, the General Partners are implementing an improvement program at Pelican Landing and Shadowood Village to upgrade these properties. This program, which includes exterior painting and landscaping at Pelican Landing and interior improvements at both Pelican Landing and Shadowood Village, is intended to protect the properties' positions within their respective markets, which are growing increasingly competitive with the addition of new apartment properties, and position the properties for increases in revenue and market value. These improvements will be funded from the Partnership's cash reserves.

The General Partners declared a cash distribution of $3.75 per Unit for the quarter ended March 31, 1996 which will be paid to investors on or about May 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996, as a result of the required property improvements discussed above.

Given favorable market conditions, particularly in the Irving, Texas area, the General Partners have engaged a commercial real estate broker to market River Hill Apartments for sale. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.

Results of Operations
Partnership operations for the three months ended March 31, 1996, resulted in net income of $215,951, virtually unchanged from net income of $215,138 in the first quarter of 1995 as a decline in rental income was offset by a reduction in property operating expenses. Net cash provided by operating activities was $617,902 for the three months ended March 31, 1996, a decrease from $907,766 for the same period in 1995. The decrease primarily was attributable to the sale of Trails at Meadowlakes and Cypress Lakes in July 1995.

Rental income for the three months ended March 31, 1996 was $1,181,149 compared with $1,927,525 in the first quarter of 1995. The decrease reflects the sale of Trails at Meadowlakes and Cypress Lakes, and was partially offset by increases in rental income at the four remaining properties primarily as a result of increased rental rates.

Property operating expenses and depreciation and amortization were lower in the first quarter of 1996 compared to the same period in 1995 due to the July 1995 sale of Trails at Meadowlakes and Cypress Lakes. Interest expense also was eliminated due to the repayment of the mortgage secured by Trails at Meadowlakes at the time the property was sold. During the first three months of 1996 and 1995, average occupancy levels at each of the properties were as follows:

          Property                         1996         1995
          Pelican Landing                   98%          97%
          River Hill Apartments             95%          95%
          Shadowood Village                 95%          95%
          Village at the Foothills II       95%          95%


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K - On March 15, 1996, based
          upon, among other   things, the advice of Partnership
          counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 4

                        BY:   RI 3-4 REAL ESTATE SERVICES INC.
                              General Partner



Date:  May 13, 1996     BY:   /s/ Paul L. Abbott
                              Director, President,
                              Chief Executive Officer and
                              Chief Financial Officer