Form 10-Q
period 1996-06-30
HUTTON CONAM REALTY INVESTORS 4
filed 1996-08-14
CIK 722745

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X             Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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

                       Yes    X    No ____




Consolidated Balance Sheets
                                                   At June 30,   At December 31,
                                                         1996              1995
Assets
Investments in real estate:
  Land                                             $7,526,126        $7,526,126
  Buildings and improvements                       26,290,257        26,226,602
                                                   33,816,383        33,752,728
Less accumulated depreciation                      (9,555,963)       (8,958,549)
                                                   24,260,420        24,794,179

Cash and cash equivalents                           2,543,793         2,436,356
Other assets                                           19,719            16,206
        Total Assets                              $26,823,932       $27,246,741
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                              $ 533,792          $587,171
  Accounts payable and accrued expenses               358,196           168,831
  Due to affiliates                                    34,357            32,209
  Security deposits                                   146,815           143,040
        Total Liabilities                           1,073,160           931,251
Partners' Capital:
  General Partners                                      -----             -----
  Limited Partners                                 25,750,772        26,315,490
        Total Partners' Capital                    25,750,772        26,315,490
        Total Liabilities and Partners' Capital   $26,823,932       $27,246,741






Consolidated Statement of Partners' Capital
For the six  months ended June 30, 1996

                                         Limited       General
                                        Partners      Partners          Total
Balance at December 31, 1995         $26,315,490     $   -----    $26,315,490
Net Income                               396,107       106,758        502,865
Distributions                           (960,825)     (106,758)    (1,067,583)
Balance at June 30, 1996             $25,750,772     $   -----    $25,750,772




Consolidated Statements of Operations
                        Three months ended June 30, Six months ended June 30,
                                    1996        1995        1996        1995
Income
Rental                        $1,191,023  $1,919,473  $2,372,172  $3,846,998
Interest                          26,041      55,279      53,372      98,472
Other                              4,295       -----       4,295       -----
        Total Income           1,221,359   1,974,752   2,429,839   3,945,470
Expenses
Property operating              $607,417  $1,097,657  $1,253,179  $2,184,401
Depreciation                     298,922     490,093     597,414     987,422
Interest                           -----     127,497       -----     255,264
General and administrative        28,106      53,133      76,381      96,873
        Total Expenses           934,445   1,768,380   1,926,974   3,523,960
        Net Income              $286,914    $206,372    $502,865    $421,510
Net Income Allocated:
To the General Partners         $ 53,379    $ 53,379    $106,758    $ 53,379
To the Limited Partners          233,535     152,993     396,107     368,131
                                $286,914    $206,372    $502,865    $421,510
Per limited partnership unit
(128,110 outstanding)            $  1.82     $  1.19     $  3.09     $  2.87




Consolidated Statements of Cash Flows
For the six  months ended June 30,
                                                          1996          1995
Cash Flows From Operating Activities:
Net income                                            $502,865      $421,510
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                        597,414       987,422
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
        Other assets                                    (3,513)       (2,574)
        Accounts payable and accrued expenses          189,365       402,433
        Security deposits                                3,775       (12,448)
        Due to affiliates                                2,148         1,422
Net cash provided by operating activities            1,292,054     1,797,765

Cash Flows From Investing Activities:
Additions to real estate                              (63,655)      (149,630)
Net cash used for investing activities                (63,655)      (149,630)

Cash Flows From Financing Activities:
Mortgage principal payments                             -----        (21,425)
Distributions                                      (1,120,962)         -----
Net cash used for financing activities             (1,120,962)       (21,425)

Net increase in cash and cash equivalents             107,437      1,626,710

Cash and cash equivalents, beginning of period      2,436,356      3,234,383
Cash and cash equivalents, end of period           $2,543,793     $4,861,093

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $  -----       $255,264





Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partners' capital for the six months ended June 30, 1996.
Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per regulations S-X, Rule 10-
01, Paragraph (a)(5).






Part I, Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
At June 30, 1996, the Partnership had cash and cash equivalents of $2,543,793, which were invested in unaffiliated money market funds, relatively unchanged from the balance at December 31,1995. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

Accounts payable and accrued expenses increased from $168,831 at December 31, 1995 to $358,196 at June 30, 1996 primarily as a result of accruals for real estate taxes for all four properties.

The General Partners continue to perform various property improvements at Pelican Landing and Shadowood Village, and routine repairs at Village at the Foothills II. The improvements include exterior painting, asphalt repairs, and landscaping at Pelican Landing, and interior improvements at both Pelican Landing and Shadowood Village. The improvements are currently underway and are expected to be completed by the end of the year.

The General Partners declared a cash distribution of $3.75 per Unit for the quarter ended June 30, 1996 which will be paid to investors on or about August 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

The General Partners have engaged a commercial real estate broker to market River Hill Apartments for sale. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained. The original construction contained structural deficiencies which required significant repair in the late 1980s. These deficiencies may affect our negotiations with prospective buyers with respect to a final sales price. In the event a sale is not consummated, the Partnership will continue to hold the property as an investment.

Results of Operations
Partnership operations for the three and six months ended
June 30, 1996, resulted in net income of $286,914 and $502,865, respectively, compared with $206,372 and $421,510, respectively, for the same periods in 1995. The increases were primarily due to reductions in all expenses, partially offset by a decline in rental and interest income. Net cash provided by operating activities was $1,292,054 for the six months ended June 30, 1996, a decrease from $1,797,765 for the same period in 1995. The decrease was primarily attributable to the sale of Trails at Meadowlakes and Cypress Lakes in July 1995.

Rental income for the three and six months ended June 30, 1996 was $1,191,023 and $2,372,172, respectively, compared with $1,919,473 and $3,846,998, respectively, for the corresponding periods in 1995. The decreases reflect the sale of Trails at Meadowlakes and Cypress Lakes, partially offset by increases in rental income at three of the four remaining properties as a result of increased rental rates. Interest income declined from 1995 to 1996 as a result of the Partnership maintaining a reduced cash balance.

Property operating expenses for the three and six months ending June 30, 1996 decreased to $607,417 and $1,253,179, respectively, from $1,097,657 and $2,184,401, respectively, for the corresponding periods in 1995 primarily due to the sale of Trails at Meadowlakes and Cypress Lakes. Depreciation for the three and six months ended June 30, 1996 was lower compared to the same period in 1995 primarily due to the July 1995 sale of Trails at Meadowlakes and Cypress Lakes. Interest expense also was eliminated due to the repayment of the mortgage secured by Trails at Meadowlakes at the time the property was sold. General and Administrative expenses for the three and six months ended
June 30, 1996 declined to $28,106 and $76,381, respectively, from $53,133 and $96,873, respectively, for the corresponding periods in 1995 primarily due to decreases in legal and appraisal expenses, partially offset by higher Partnership administrative expenses. During the first six months of 1996 and 1995, average occupancy levels at each of the properties were as follows:


          Property                      1996      1995
          Pelican Landing                97%       97%
          River Hill Apartments          95%       95%
          Shadowood Village              96%       94%
          Village at the Foothills II    94%       94%





Part II        Other Information

Items 1-4      Not applicable.

Item 5         Other Information

               An offer dated May 28, 1996, was sent by Equity
               Resource Fund XVIII to limited partners of the Partnership to purchase up to 4.7% of their limited partnership interests for $80 per unit prior to the expiration of the offer on June 28, 1996.

               On June 3, 1996, the General Partners of the
               Partnership sent a letter to limited partners recommending against the offer because the price was inadequate, especially in view of the Net Asset Value per Unit, which was estimated to be $230.60 as of March 31, 1996.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                     (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.





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



                         HUTTON/CONAM REALTY INVESTORS 4

                             BY:  RI 3-4 REAL ESTATE SERVICES INC.
                                  General Partner



Date:     August 13, 1996    BY:  /s/ Paul L Abbott
                                      Director, President,
                                      Chief Executive Officer and
                                      Chief Financial Officer