Form 10-Q
period 1996-09-30
HUTTON CONAM REALTY INVESTORS 4
filed 1996-11-14
CIK 722745

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X              Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

                    Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13329


                        HUTTON/CONAM REALTY INVESTORS 4
              Exact Name of Registrant as Specified in its Charter


California                                              11-2685746
State or Other Jurisdiction of             I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,                      10285
New York, NY    Attn: Andre Anderson                      Zip Code
  Address of Principal Executive Offices



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
                       Yes    X    No ____








Consolidated Balance Sheets                   At September 30,   At December 31,
                                                         1996              1995
Assets
Investments in real estate:
  Land                                             $7,526,126        $7,526,126
  Buildings and improvements                       26,290,257        26,226,602
                                                   33,816,383        33,752,728
Less accumulated depreciation                      (9,848,964)       (8,958,549)
                                                   23,967,419        24,794,179

Cash and cash equivalents                           2,697,209         2,436,356
Other assets                                           19,719            16,206
        Total Assets                              $26,684,347       $27,246,741
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                              $ 533,791          $587,171
  Accounts payable and accrued expenses               500,997           168,831
  Due to affiliates                                    52,508            32,209
  Security deposits                                   144,161           143,040
        Total Liabilities                           1,231,457           931,251
Partners' Capital:
  General Partners                                          _                 _
  Limited Partners                                 25,452,890        26,315,490
        Total Partners' Capital                    25,452,890        26,315,490
        Total Liabilities and Partners' Capital   $26,684,347       $27,246,741









Consolidated Statement of Partners' Capital
For the nine months ended September 30, 1996

                                         Limited        General
                                        Partners       Partners           Total
Balance at December 31, 1995         $26,315,490          $   _     $26,315,490
Net Income                               578,637        160,137         738,774
Distributions                         (1,441,237)      (160,137)     (1,601,374)
Balance at September 30, 1996        $25,452,890          $   _     $25,452,890







Consolidated Statements of Operations
                                   Three months ended         Nine months ended
                                      September 30,             September 30,
                                   1996          1995        1996          1995
Income
Rental                      $ 1,185,400    $1,334,083   $3,557,572   $5,181,081
Interest                         26,750       112,852       80,122      211,324
Other                                 _             _        4,295            _
        Total Income          1,212,150     1,446,935    3,641,989    5,392,405
Expenses
Property operating              624,697       807,612    1,877,876    2,992,013
Depreciation                    293,002       332,784      890,415    1,320,206
Interest                              _        28,292            _      283,556
General and administrative       58,543        61,771      134,924      158,644
        Total Expenses          976,242     1,230,459    2,903,215    4,754,419
 Income from operations         235,908       216,476      738,774      637,986
 Gain on sale of properties           _     2,854,884            _    2,854,884
         Net Income            $235,908    $3,071,360     $738,774   $3,492,870
Net Income Allocated:
To the General Partners        $ 53,379      $298,923     $160,137     $352,302
To the Limited Partners         182,529     2,772,437      578,637    3,140,568
                               $235,908    $3,071,360     $738,774   $3,492,870
Per limited partnership unit
(128,110 outstanding)
Income from operations          $  1.42        $ 1.36     $   4.51     $   4.23
Gain on sale of property              _         20.28            _        20.28
Net Income                       $ 1.42       $ 21.64        $4.51       $24.51









Consolidated Statements of Cash Flows
For the nine months ended September 30,                     1996           1995
Cash Flows From Operating Activities:
Net income                                              $738,774     $3,492,870
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                          890,415      1,320,206
   Gain on sale of properties                                  _     (2,854,884)
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Other assets                                      (3,513)         3,921
        Accounts payable and accrued expenses            332,166        357,843
        Security deposits                                  1,121       (146,983)
        Due to affiliates                                 20,299         (5,741)
Net cash provided by operating activities              1,979,262      2,167,232

Cash Flows From Investing Activities:
Net proceeds from sale of properties                           _     17,551,351
Additions to real estate                                 (63,655)      (149,631)
Net cash provided by (used for) investing activities     (63,655)    17,401,720

Cash Flows From Financing Activities:
Mortgage principal payments                                    _     (5,051,086)
Distributions                                         (1,654,754)   (14,978,194)
Net cash used for financing activities                (1,654,754)   (20,029,280)

Net increase (decrease) in cash and cash equivalents     260,853       (460,328)
Cash and cash equivalents, beginning of period         2,436,356      3,234,383
Cash and cash equivalents, end of period              $2,697,209     $2,774,055
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                $      _       $283,556






Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following events have occurred subsequent to fiscal year
1995, which require disclosure in this interim report per regulations S-X, Rule 10-01, Paragraph (a)(5).

The Partnership had signed a contract, dated September 26, 1996, to sell River Hill Apartments. On November 8, 1996, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period. The General Partners are currently evaluating the Partnership's alternatives with respect to selling the property.











Part I, Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
At September 30, 1996, the Partnership had cash and cash equivalents of $2,697,209, which were invested in unaffiliated money market funds, an increase of $260,853 from the balance at December 31, 1995. The increase is attributable to cash provided by operating activities exceeding cash used for distributions, mortgage principal payments, and additions to real estate. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

The Partnership had signed a contract, dated September 26, 1996, to sell River Hill Apartments. On November 8, 1996, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period. The General Partners are currently evaluating the Partnership's alternatives with respect to selling the property.

Accounts payable and accrued expenses increased from $168,831 at December 31, 1995 to $500,997 at September 30, 1996 primarily as a result of accruals for real estate taxes for all four properties.

During the third quarter, asphalt work at Pelican Landing was completed, and exterior painting work at the property was postponed until early 1997. Interior repairs at Village at the Foothills II, Pelican Landing and Shadowood Village were performed as needed in response to occupancy changes and normal tenant turnover.

The General Partners declared a cash distribution of $3.75 per Unit for the quarter ended September 30, 1996 which will be paid to investors on or about November 15, 1996. The General Partners will monitor the level of cash distributions on a quarterly basis.

Results of Operations
Partnership operations for the three and nine months ended September 30, 1996, resulted in net income of $235,908 and $738,774, respectively, compared with $3,071,360 and $3,492,870, respectively, for the same periods in 1995. Net income decreased from the 1995 period to the 1996 period primarily as a result of a $2,854,884 gain recognized on the sale of Cypress Lakes and Trails at Meadowlakes in July 1995. Excluding the gain, the Partnership generated income from operations of $216,476 and $637,986, respectively, for the three and nine months ended September 30, 1995. The decrease is also due to a decline in rental income, partially offset by reductions in property operating expense, depreciation expense, interest expense, and general and administrative expenses resulting from the sale of the properties. Net cash provided by operating activities was $1,979,263 for the nine months ended September 30, 1996, a decrease from $2,167,232 for the same period in 1995. The decrease was primarily attributable to the sale of Trails at Meadowlakes and Cypress Lakes in July 1995.

Rental income for the three and nine months ended September 30, 1996 was $1,185,400 and $3,557,572, respectively, compared with $1,334,083 and $5,181,081, respectively, for the corresponding periods in 1995. The decrease reflects the sale of Trails at Meadowlakes and Cypress Lakes, and was partially offset by increases in rental income at three of the four remaining properties primarily as a result of increased rental rates.

Property operating expenses for the three and nine months ending September 30, 1996 decreased to $624,697 and $1,877,876, respectively, from $807,612 and $2,992,013, respectively, for the corresponding periods in 1995 primarily due to the sale of Trails at Meadowlakes and Cypress Lakes. Depreciation for the three and nine months ended September 30, 1996 was lower compared to the same period in 1995 also due to the July 1995 sale of Trails at Meadowlakes and Cypress Lakes. Interest expense was eliminated due to the repayment of the mortgage secured by Trails at Meadowlakes at the time the property was sold. General and Administrative expenses for the three and nine months ended September 30, 1996 declined to $58,543 and $134,923, respectively, from $61,771 and $158,644, respectively, for the corresponding periods in 1995 primarily due to decreases in legal fees and appraisal fees, partially offset by higher Partnership administrative expenses. During the first nine months of 1996 and 1995, average occupancy levels at each of the properties were as follows:

          Property                        1996        1995
          Pelican Landing                  97%         97%
          River Hill Apartments            96%         96%
          Shadowood Village                95%         95%
          Village at the Foothills II      94%         95%








Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                     (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.











                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HUTTON/CONAM REALTY INVESTORS 4

                         BY:  RI 3-4 REAL ESTATE SERVICES INC.
                         General Partner



Date:  November 14, 1996      BY:  /s/ Paul L Abbott
                              Director, President,
                              Chief Executive Officer and
                              Chief Financial Officer