Form 10-K
period 1996-12-31
HUTTON CONAM REALTY INVESTORS 4
filed 1997-03-31
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1996

                                    OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

Commission file number:  0-13329


                        HUTTON/CONAM REALTY INVESTORS 4
                      -----------------------------------
              Exact name of Registrant as specified in its charter


      California                                         11-2685746
    --------------                                      -------------
State or other jurisdiction of
incorporation or organization               I.R.S. Employer Identification No.

Attention:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                                  10285
-----------------------------                                      -------
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

Portions of Parts I, II, III and IV are incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996. PART I

Item 1.  Business

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

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital continue to be the Registrant's longer term objectives. The attainment of the Registrant's objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions the General Partners have begun to sell the properties, and intend to sell the remaining four properties over the next few years. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the General Partners and Limited Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Registrant acquired six residential apartment complexes (collectively, the "Properties"), either directly or through investments in limited partnerships or joint ventures. Two of these, Trails at Meadowlakes Apartments and Cypress Lakes Apartments were sold on July 20, 1995. As of December 31, 1996, the Registrant had interests in the Properties as follows:
(1) Pelican Landing, a 204-unit apartment complex located in Clearwater, Florida; (2) Village at the Foothills II, a 120-unit apartment complex located in Tucson, Arizona; (3) River Hill Apartments, a 192-unit apartment complex located in the Las Colinas area of Irving, Texas; (4) Shadowood Village, a 110-unit apartment complex located in Jacksonville, Florida. In September 1996, the Partnership signed a contract to sell River Hill Apartments, however, in November 1996, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period. On January 24, 1997, the Partnership signed a contract to sell the property to another institutional investor. However, on March 17, 1997, the General Partners opted to allow the prospective buyer to exercise its right to terminate the purchase agreement. The General Partners have since resumed marketing River Hill Apartments for sale. For further information on each of the Properties, see Item 2 of this report and Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is included as an exhibit under Item 14.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly-constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the Properties in Arizona and Florida reflect some seasonality, which is also reflected in the markets. In some cases, the Registrant may compete with other partnerships affiliated with either General Partner of the Registrant.

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


Item 2.  Properties

Below is a description of the Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14. Average occupancy rates and appraised values of the Partnership's real estate investments are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

River Hill Apartments - Irving, Texas

Situated approximately 15 miles northwest of Dallas, this 192-unit apartment complex is located in Las Colinas, a 12,220 acre master-planned community in the city of Irving. Following a period of overbuilding during the 1980s, limited new construction and sustained population growth have fueled a healthy multifamily housing market in this area in recent years. The Las Colinas submarket reported average occupancy of 95% as of the second quarter of 1996, compared with 96% in third quarter of 1995. While average rental rates in the overall Dallas market increased 5% from the second quarter of 1995 to the second quarter of 1996, the Las Colinas submarket reported a 1% decrease during the same period. Although approximately 1,020 units have been approved for construction in the Las Colinas submarket, a two-year building moratorium instituted in the market during 1995 remains in effect. Nonetheless, competition for tenants remains strong as there are a number of competing properties within River Hill's submarket.

One factor which could hinder the Partnership's ability to complete a sale of River Hill and the ultimate sales value of the property are defects related to the original design and construction of the property. The Partnership favorably settled claims against several parties related to the soil condition and defects in April 1991 and used the settlement proceeds to repair certain aspects of the defective work, as previously disclosed. Nevertheless, the presence of these original structural problems may have an adverse impact on the Partnership's ability to complete the sale and the final selling price.

Shadowood Village - Jacksonville, Florida

Shadowood Village is a 110-unit luxury apartment complex located in an oceanside residential area in Jacksonville in the Southeast submarket. The area has experienced generally favorable market conditions in recent years, with physical occupancy in the Southeast submarket reaching 95% in the second quarter of 1996, largely unchanged from 94% a year earlier. Although rents have remained relatively flat during the past year for the Southeast submarket, a number of newer properties have implemented rent increases over the past year, and in Shadowood Village's immediate area, rents rose 8% from the second quarter of 1995 to the second quarter of 1996. These Favorable market conditions have led to an increase in new multifamily construction, including five complexes with more than 1,400 units proposed for the near future. Furthermore, there were more total units permitted (1,597) for new construction in the first half of 1996 than in any full year since 1991. Nonetheless, the robust Jacksonville economy and strong population growth is expected to keep pace with the new supply and it is expected that the apartment market will remain relatively stable in 1997.

Village at the Foothills II - Tucson, Arizona

This 120-unit apartment community is situated near the prestigious "foothills" section of Tucson. Village at the Foothills II competes with a number of apartment complexes and condominium developments within the Tucson area. While Tucson's economy began to slow in 1995 and 1996, construction of multifamily properties has increased significantly. The addition of new properties is beginning to put downward pressure on occupancy rates and limiting rental rate increases. The increased competition has also led to the reemergence of rental incentives. In addition, the multifamily market has been unfavorably impacted by relatively low interest rates which has made home ownership a viable alternative for renters. A local survey of metropolitan Tucson conducted in the second quarter of 1996 showed an average occupancy rate of 88.9% among multifamily properties, down from 91.1% at the same period in 1995. In the Catalina Foothills submarket where Village at the Foothills II is located, occupancy rates declined from 91% in the second quarter of 1995 to 84.5% in the same period in 1996.

Pelican Landing - Clearwater, Florida

This 204-unit apartment complex is situated in southeast Clearwater in Pinellas County. Overall occupancy in the Pinellas County was 96% in the third quarter of 1996, compared with 97% in the third quarter of 1995, and rental rates increased by approximately 6% during the same period. Pelican Landing is located in the Gateway submarket which reported an average occupancy rate of 96% in the third quarter. In keeping with Pinellas County averages, rental rates in the Gateway submarket also increased by 6% from 1995 to 1996. As much of the surrounding area is already built up, new construction has remained minimal with only 374 units permitted for the first nine months of 1996. It is not expected that there will be significant new construction in the market in the foreseeable future. The minimal new construction coupled with continuing population growth are expected to result in sustained strength in market conditions.

Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.



                               PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, the number of Unitholders of record was 6,985.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two years is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Reference is made to
Item 7 for a discussion of the General Partners' expectations for future cash distributions.


Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash and cash equivalents of $2,314,876, which were invested in unaffiliated money market funds, a decrease of $121,480 from the balance at December 31, 1995. The decrease is attributable to cash used for distributions, and additions to real estate exceeding cash provided by operating activities. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The Partnership had signed a contract, dated September 26, 1996, to sell River Hill Apartments. On November 8, 1996, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period. Subsequently, the Partnership resumed marketing the property for sale and signed a contract dated January 24, 1997 to sell the property to an unaffiliated institutional investor. However, on March 17, 1997, the General Partners opted to allow the prospective buyer to exercise its right to terminate the purchase agreement. The General Partners have since resumed marketing River Hill Apartments for sale. Accordingly, River Hill Apartments was reclassified on the consolidated balance sheet as of December 31, 1996, as "Property held for disposition" at its net book value.

The General Partners declared a cash distribution of $3.75 per Unit for the quarter ended December 31, 1996 which was paid to investors on February 5, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Given the anticipated sale of River Hill Apartments and the corresponding reduction in the Partnership's cash flow, the General Partners expect that the level of cash distributions will be reduced to reflect cash flow from the remaining three properties.

Given the performance of the Partnership's properties, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partners have determined that it is in the best interest of the Partnership to attempt to sell the remaining properties in an orderly manner over the next few years. Assuming these efforts are successful, the General Partners expect to distribute the sales proceeds and subsequently dissolve the Partnership in 1998 or 1999. However, meeting this objective will be dependent upon a variety of factors, many of which are not within the Partnership's control. Consequently, there can be no assurance that any specific property or all the properties can be sold, that particular prices will be achieved, or that all the properties can be sold within this time frame.

Accounts payable and accrued expenses decreased from $181,438 at December 31, 1995 to $108,269 at December 31, 1996 primarily due to write-offs of holdback deposits and legal fees related to the sale of Cypress Lakes, and a reduction in the accrual of appraisal fees due to the sale of Cypress Lakes and Trails at Meadowlakes in July 1995.

The General Partners continue to perform various improvements at the properties including interior repairs at Village at the Foothills II, Pelican Landing and Shadowood Village and other repairs to prepare vacant apartments for reoccupancy. In addition, exterior painting at Pelican Landing commenced in the first quarter of 1997 and is scheduled to be finished by the end of the second quarter. The General Partners will monitor the need for additional improvement work at the properties on an ongoing basis to keep them competitive in their respective markets.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change in Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution.

Results of Operations

1996 versus 1995

Partnership operations for the year ended December 31, 1996 resulted in net income of $1,022,553, compared with net income of $3,259,624 for the year ended December 31, 1995. The decline in net income is primarily attributable to the $2,854,884 gain recognized on the sale of Trails at Meadowlakes and Cypress Lakes. Excluding the gain, the Partnership generated income of $404,740 for the year ended December 31, 1995. Net cash provided by operating activities was $2,137,022 for the year ended December 31, 1996, compared to $2,363,323 in fiscal 1995. The decrease is primarily due to the decrease in cash flow from property operations resulting from the sale of Trails at Meadowlakes and Cypress Lakes in July 1995.

Rental income for the year ended December 31, 1996 was $4,778,238, compared with $6,351,434 for the year ended December 31, 1995. The decrease in 1996 reflects lower revenues primarily due to the sale of Trails at Meadowlakes and Cypress Lakes, partially offset by increased rental income at three of the four remaining properties. Interest and other income for the year ended December 31, 1996 was $148,102, compared with $245,330 in 1995. The decrease is primarily due to the Partnership maintaining lower average cash balances in 1996.

Total expenses for the year ended December 31, 1996 were $3,903,787, compared with $6,192,024 for 1995. The decrease in 1996 reflects a decrease in depreciation, interest and property operating expenses and the absence of a loss on write-down of real estate. Depreciation and property operating expenses declined primarily as a result of the sale of Trails at Meadowlakes and Cypress Lakes. There was no interest expense in 1996 due to the July 1995 pre-payment of the mortgage loan secured by Trails at Meadowlakes. Total expenses were also higher in the 1995 period due to a $477,170 loss on the write-down of River Hill Apartments. General and administrative expenses for 1996 decreased from 1995 as a result of decreases in legal fees and appraisal fees, partially offset by higher partnership administrative expenses.

1995 versus 1994

Partnership operations for the year ended December 31, 1995 resulted in net income of $3,259,624, compared with net income of $984,628 for the year ended December 31, 1994. The increase in net income was attributable to the $2,854,884 gain recognized on the sale of Trails at Meadowlakes and Cypress Lakes, partially offset by a decrease in rental income and the $477,170 loss recognized on the write-down of River Hill Apartments. Excluding the gain recognized on the sale of the properties, income from operations was down for 1995 compared to 1994, primarily as a result of the sale of Trails at Meadowlakes and Cypress Lakes, write-down of River Hill Apartments, and, to a lesser extent, from an increase in repairs and maintenance expenses at three of the remaining properties and higher insurance expense.

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

The average occupancy levels at each of the properties for the years ended December 31, 1996, 1995 and 1994 were as follows:



                                       Twelve Months Ended December 31,
           Property                           1996     1995    1994
           Pelican Landing                     97%      97%     97%
           Village at the Foothills II         95%      95%     95%
           River Hill Apartments               96%      96%     96%
           Shadowood Village                   95%      95%     96%


Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to pages F-1 and F-2 of this report.


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



         Name                          Office
         Paul L. Abbott                Director, President, Chief Financial
                                       Officer and Chief Executive Officer
         Donald E. Petrow              Vice President
         David Sclafani                Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 40, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

David Sclafani, 24, is an Associate of Lehman Brothers Inc. Mr. Sclafani joined Lehman Brothers in March 1996 and is responsible for the investment management and restructuring of various limited partnerships holding multi-family real estate. Prior to joining Lehman Brothers, Mr. Sclafani worked in the real estate finance department of a major foreign bank managing performing and non-performing loans. Mr. Sclafani holds a B.S. Degree in Finance from Siena College in Loudonville, N.Y.

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

Daniel J. Epstein, 57, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 46, is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 38, is a Vice President and Chief Financial Officer of ConAm Management, and has been with the company since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified Public Accountant.

Ralph W. Tilley, 42, is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, and ConAm Management's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 39, currently serves as a Senior Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non- performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Daniel J. Epstein, President and Director of ConAm Services, owned twenty Units as of December 31, 1996. No other directors or executive officers of the General Partners own any Units.


Item 13.  Certain Relationships and Related Transactions

RI 3-4 Services and ConAm Services each received $106,758.50 as its allocable share of Net Cash From Operations with respect to the year ended December 31, 1996, pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1996, $213,517 of the Registrant's net income was allocated to the General Partners ($106,758.50 to RI 3-4 Services and $106,758.50 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 48 through 51 of the Prospectus of the Registrant dated January 13, 1984 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-84863, filed January 13, 1984, under the section captioned "Distributions and Allocations," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm
Management to select resident managers and monitor their performance.   ConAm
Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 32 and 33 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 6 to the Consolidated Financial Statements included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of Registrant's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partners and their affiliates may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to
Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.




                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)(1)   Financial Statements:
                                                                          Page

      Consolidated Balance Sheets - December 31, 1996 and 1995             (1)

      Consolidated Statements of Partners' Capital (Deficit) - For the
      years ended December 31, 1996, 1995 and 1994                         (1)

      Consolidated Statements of Operations - For the years ended
      December 31, 1996, 1995 and 1994                                     (1)

      Consolidated Statements of Cash Flows - For the years ended
      December 31, 1996, 1995 and 1994                                     (1)

      Notes to the Consolidated Financial Statements                       (1)

      Report of Independent Accountants                                    (1)

 (a)(2)   Financial Statement Schedule:

      Schedule III - Real Estate Investments and Property Held for
      Disposition                                                          F-1

      Report of Independent Accountants on Schedule III                    F-2


      (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

      (a)(3)   Exhibits:

           (3) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated January 13, 1984 (the "Prospectus"), contained in Amendment No. 1 to Registration Statement No. 2-84863 of Registrant, filed January 13, 1984 (the "1984 Registration Statement")).

           (4) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the Prospectus).

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

               (D) Documents relating to Shadowood Village (included as, and incorporated herein by reference to, Exhibit (10)(A) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 (the "1985 Quarterly Report" (Commission File No. 0- 13329)).

               (E) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13329)).

               (F) Amended and Restated Agreement of Limited Partnership of Village at the Foothills II Joint Venture Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0- 13329)).

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

               (I) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Pelican Landing property (included as, and incorporated herein by reference to Exhibit 10-M to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0- 13329)).

               (J) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the River Hill property (included as, and incorporated herein by reference to Exhibit 10-N to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

               (K) Property Management Agreements between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Shadowood Village property (included as, and incorporated herein by reference to Exhibit 10-O to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0- 13329)).

               (L) Property Management Agreement between Hutton/ConAm Realty Investors 4 and ConAm Management Corporation for the Village at the Foothills II property (included as, and incorporated herein by reference to Exhibit 10-Q to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13329)).

      (13) Annual Report to Unitholders for the year ended December 31, 1996.

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

      (b)  Reports on Form 8-K:
           No reports on Form 8-K were filed in the fourth quarter of 1996.



                                   SIGNATURES
                                  ------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 26, 1997
                         HUTTON/CONAM REALTY INVESTORS 4

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



                         RI 3-4 REAL ESTATE SERVICES INC.
                         A General Partner



Date: March 26, 1997
                         BY:    /S/  Paul L. Abbott
                                     Paul L. Abbott
                                     Director, President,
                                     Chief Executive Officer
                                     and Chief Financial Officer


Date: March 26, 1997
                         BY:    /S/  Donald E. Petrow
                                     Donald E. Petrow
                                     Vice President


Date: March 26, 1997
                         BY:    /S/  David Sclafani
                                     David Sclafani
                                     Vice President



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



                         CONAM PROPERTY SERVICES IV, LTD.
                         A General Partner

                         By:  Continental American Development, Inc.
                              General Partner


Date: March 26, 1997
                         BY:    /S/  Daniel J. Epstein
                                     Daniel J. Epstein
                                     Director and President


Date: March 26, 1997
                         BY:    /S/  E. Scott Dupree
                                     E. Scott Dupree
                                     Vice President/Director


Date: March 26, 1997
                         BY:    /S/  Robert J. Svatos
                                     Robert J. Svatos
                                     Vice President/Director


Date: March 26, 1997
                         BY:    /S/  Ralph W. Tilley
                                     Ralph W. Tilley
                                     Vice President


Date: March 26, 1997
                         BY:    /S/  J. Bradley Forrester
                                     J. Bradley Forrester
                                     Vice President