Form 10-Q
period 1997-03-31
HUTTON CONAM REALTY INVESTORS 4
filed 1997-05-20
CIK 722745

Hutton/ConAm Realty Investors 4
                  and Consolidated Ventures

       United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X     Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1997

                               or

               Transition Report Pursuant to Section 13
               or 15(d) of the Securities Exchange Act of 1934

               For the Transition period from ______  to ______


                  Commission File Number: 0-13329


                 HUTTON/CONAM REALTY INVESTORS 4
      Exact Name of Registrant as Specified in its Charter

       California
State or Other Jurisdiction                     11-2685746
of Incorporation or Organization      I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson              10285
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




Consolidated Balance Sheets                At March 31,      At December 31,
                                                  1997                 1996
Assets
Property:
    Land                                  $  5,627,763         $  5,627,763
    Buildings and improvements              20,452,272           20,448,021
                                            -------------------------------
                                            26,080,035           26,075,784
    Less accumulated depreciation           (9,951,123)          (9,754,730)
                                           --------------------------------
                                            16,128,912           16,321,054
Property held for disposition                7,358,300            7,358,300
Cash and cash equivalents                    2,489,801            2,314,876
Other assets                                    13,933               15,370
                                            -------------------------------
        Total Assets                      $ 25,990,946         $ 26,009,600
                                            ===============================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses   $    273,268         $    108,269
  Distribution payable                         533,792              533,792
  Due to general partners and affiliates        20,200               20,443
  Security deposits payable                    145,194              144,220
                                            -------------------------------
        Total Liabilities                      972,454              806,724

Partners' Capital:
  General Partners                                 _                   _
  Limited Partners                          25,018,492           25,202,876
                                            -------------------------------
        Total Partners' Capital             25,018,492           25,202,876
        Total Liabilities and
        Partners' Capital                 $ 25,990,946          $26,009,600
                                            ===============================



Consolidated Statement of Partners' Capital
For the three months ended March 31, 1997
                                            Limited     General
                                           Partners    Partners          Total

Balance at December 31, 1996           $ 25,202,876    $      _   $ 25,202,876
Net income                                  296,029      53,379        349,408
Distributions                              (480,413)    (53,379)      (533,792)
                                         -------------------------------------
Balance at March 31, 1997              $ 25,018,492    $      _   $ 25,018,492
                                         =====================================




Consolidated Statements of Operations
 For the three months ended March 31,                   1997              1996
Income
Rental                                          $  1,207,761      $  1,181,149
Interest and other income                             32,395            27,331
                                                  ----------------------------
        Total Income                               1,240,156         1,208,480
Expenses
Property operating                                   636,206           645,762
Depreciation                                         196,393           298,492
General and administrative                            58,149            48,275
                                                  ----------------------------
        Total Expenses                               890,748           992,529
                                                  ----------------------------
        Net Income                              $    349,408      $    215,951
                                                  ============================
Net Income Allocated:
To the General Partners                         $     53,379      $     53,379
To the Limited Partners                              296,029           162,572
                                                  ----------------------------
                                                $    349,408      $    215,951
                                                  ============================
Per limited partnership unit
(128,110 outstanding)                                $  2.31            $ 1.27



Consolidated Statements of Cash Flows
For the three months ended March 31,                    1997              1996
Cash Flows From Operating Activities:
Net income                                        $  349,408        $  215,951
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                      196,393           298,492
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Other assets                                   1,437               _
        Accounts payable and accrued expenses        164,999           104,315
        Security deposits payable                        974            (1,119)
        Due to general partners and affiliates          (243)              263
                                                   ---------------------------
Net cash provided by operating activities            712,968           617,902

Cash Flows From Investing Activities:
Additions to real estate                              (4,251)           (9,200)
                                                   ---------------------------
Net cash used for investing activities                (4,251)           (9,200)

Cash Flows From Financing Activities:
Distributions                                       (533,792)         (587,171)
                                                   ---------------------------
Net cash used for financing activities              (533,792)         (587,171)

Net increase in cash and cash equivalents            174,925            21,531
Cash and cash equivalents, beginning of period     2,314,876         2,436,356
                                                   ---------------------------
Cash and cash equivalents, end of period          $2,489,801        $2,457,887
                                                   ===========================




Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996 and no material contingencies exist, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2 .  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents of $2,489,801, which were invested in unaffiliated money market funds, compared with $2,314,876 at December 31, 1996. The increase is attributable to cash provided by operating activities exceeding cash used for distributions and additions to real estate. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The Partnership had signed a contract, dated September 26, 1996, to sell River Hill Apartments. On November 8, 1996, the prospective buyer executed its right to terminate the purchase agreement during the due diligence period. Subsequently, the Partnership resumed marketing the property for sale and signed a contract dated January 24, 1997 to sell the property to an unaffiliated institutional investor. However, on March 17, 1997, the General Partners opted to allow the prospective buyer to exercise its right to terminate the purchase agreement. The General Partners have since resumed marketing River Hill Apartments for sale. Accordingly, River Hill Apartments was reclassified on the consolidated balance sheet as "Property held for disposition" at its net book value.

The General Partners declared a cash distribution of $3.75 per Unit for the quarter ended March 31, 1997 which will be paid to investors on or about May 15, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

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

Accounts payable and accrued expenses increased from $108,269 at December 31, 1996 to $273,268 at March 31, 1997 primarily as a result of accruals for real estate taxes for all four properties.

Results of Operations

Partnership operations for the three months ended March 31, 1997, resulted in net income of $349,408, compared with net income of $215,951 in the corresponding period in 1996. The increase is primarily attributable to higher rental income at three of the four properties and lower depreciation expense due to the reclassification of the River Hill property as property held for disposition. Net cash provided by operating activities was $712,968 for the three months ended March 31, 1997, compared with $617,902 for the corresponding period in 1996. The increase was primarily due to the increase in net income discussed above, and an increase in accounts payable and accrued expenses.

Rental income for the three months ended March 31, 1997 was $1,207,761 compared with $1,181,149 in the corresponding period in 1996. The increase reflects higher rental revenues at Pelican Landing, River Hill and Village at the Foothills II. At Shadowood Village, rental income decreased slightly due to a decrease in average occupancy.

Property operating expenses for the first quarter of 1997 remained largely unchanged from a year earlier as lower rental administrative expense at Pelican Landing and lower repairs and maintenance expense at River Hill were offset by higher utilities expense at Shadowood Village. General and administrative expenses for the three months ended March 31, 1997 were $58,149, compared to $48,275 for the same period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 3-4 Real Estate Services, Inc. in prior periods, were reimbursed to RI 3-4 Real Estate Services, Inc. and its affiliates.

During the first three months of 1997 and 1996, average occupancy levels at each of the properties were as follows:

          Property                  1997      1996
          Pelican Landing            98%       98%
          River Hill Apartments      96%       95%
          Shadowood Village          93%       95%
          Village at the Foothills II94%       95%




Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.



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



                         HUTTON/CONAM REALTY INVESTORS 4

                         BY:   RI 3-4 REAL ESTATE SERVICES INC.
                                  General Partner



Date:  May 20, 1997           BY:  /s/ Paul L. Abbott
                                 Director, President,
                                 Chief Executive Officer and
                                 Chief Financial Officer