Form 10-Q
period 1997-06-30
HUTTON CONAM REALTY INVESTORS 4
filed 1997-08-14
CIK 722745

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended June 30, 1997

                               or

             Transition Report Pursuant to Section 13
             or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______


                 Commission File Number: 0-13329


                 HUTTON/CONAM REALTY INVESTORS 4
      Exact Name of Registrant as Specified in its Charter


         California
State or Other Jurisdiction of                   11-2685746
Incorporation or Organization          I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                10285
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



Consolidated Balance Sheets
                                              At June 30,      At December 31,
                                                    1997                 1996
Assets
Property:
  Land                                       $ 5,627,763          $ 5,627,763
  Buildings and improvements                  20,452,272           20,448,021
                                              26,080,035           26,075,784
Less accumulated depreciation                (10,147,588)          (9,754,730)
                                              15,932,447           16,321,054
Property held for disposition                  7,358,300            7,358,300
Cash and cash equivalents                      2,540,992            2,314,876
Other assets                                      13,235               15,370
        Total Assets                         $25,844,974          $26,009,600

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $   340,865          $   108,269
  Due to affiliates                               20,176               20,443
  Distribution payable                           533,792              533,792
  Security deposits payable                      146,018              144,220
        Total Liabilities                      1,040,851              806,724
Partners' Capital:
  General Partners                           $        --          $        --
  Limited Partners                            24,804,123           25,202,876
        Total Partners' Capital               24,804,123           25,202,876
        Total Liabilities and
         Partners' Capital                   $25,844,974          $26,009,600



Consolidated Statement of Partners' Capital
For the six  months ended June 30, 1997
                                        General         Limited
                                       Partners        Partners          Total

Balance at December 31, 1996        $        --     $25,202,876    $25,202,876
Net Income                              106,759         562,072        668,831
Cash Distributions                     (106,759)       (960,825)    (1,067,584)
Balance at June 30, 1997            $        --     $24,804,123    $24,804,123



Consolidated Statements of Operations
                                    Three months               Six months
                                    ended June 30,            ended June 30,
                                 1997          1996         1997          1996
Income
Rental                     $1,219,739    $1,191,023   $2,427,500    $2,372,172
Interest                       28,057        26,041       55,147        53,372
Other                              --         4,295        5,305         4,295
        Total Income        1,247,796     1,221,359    2,487,952     2,429,839
Expenses
Property operating            682,385       607,417    1,318,591     1,253,179
Depreciation                  196,465       298,922      392,858       597,414
General and administrative     49,523        28,106      107,672        76,381
        Total Expenses        928,373       934,445    1,819,121     1,926,974
        Net Income         $  319,423    $  286,914   $  668,831    $  502,865
Net Income Allocated:
To the General Partners    $   53,380    $   53,379   $  106,759    $  106,758
To the Limited Partners       266,043       233,535      562,072       396,107
                           $  319,423    $  286,914   $  668,831    $  502,865
Per limited partnership unit
(128,110 outstanding)        $  2.08        $  1.82      $  4.39       $  3.09



Consolidated Statements of Cash Flows
For the six months ended June 30,                        1997             1996
Cash Flows From Operating Activities:
Net income                                         $  668,831       $  502,865
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                       392,858          597,414
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Other assets                                    2,135           (3,513)
        Accounts payable and accrued expenses         232,596          191,190
        Security deposits payable                       1,798            3,775
        Due to affiliates                                (267)             323
Net cash provided by operating activities           1,297,951        1,292,054
Cash Flows From Investing Activities:
Additions to real estate                               (4,251)         (63,655)
Net cash used for investing activities                 (4,251)         (63,655)
Cash Flows From Financing Activities:
Distributions                                      (1,067,584)      (1,120,962)
Net cash used for financing activities             (1,067,584)      (1,120,962)
Net increase in cash and cash equivalents             226,116          107,437
Cash and cash equivalents, beginning of period      2,314,876        2,436,356
Cash and cash equivalents, end of period           $2,540,992       $2,543,793




Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996 and material contingencies exist, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On August 6, 1997, the Partnership sold River Hill Apartments to an unaffiliated institutional buyer for a sales price of $7,275,000. As a result, a cash distribution, representing the proceeds from this sale will be distributed in the near future to the partners.




Part I, Item 2.Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash and cash equivalents of $2,540,992, which were invested in unaffiliated money market funds, compared with $2,314,876 at December 31, 1996. The increase is attributable to cash provided by operating activities exceeding cash used for distributions and additions to real estate. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

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

In keeping with this objective, on August 6, 1997 the Partnership sold River Hill Apartments to an unaffiliated institutional buyer for a sales price of $7,275,000. As a result, a cash distribution, representing the proceeds from this sale will be distributed in the near future to the partners. In addition, the Partnership recently engaged a real estate broker to commence marketing Pelican Landing Apartments for sale.

The General Partners declared a cash distribution of $3.75 per Unit for the quarter ended June 30, 1997 which will be paid to investors on or about August 19, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. As a result of the River Hill sale on August 6, quarterly cash distributions will be reduced to reflect the corresponding reduction in the Partnership's cash flow.

Accounts payable and accrued expenses increased from $108,269 at December 31, 1996 to $340,865 at July 30, 1997 primarily as a result of accruals for real estate taxes for all four properties.

Results of Operations

Partnership operations for the three and six months ended June 30, 1997 resulted in net income of $319,423 and $668,831, respectively, compared with net income of $286,914 and $502,865 for the corresponding periods in 1996. The increase is primarily attributable to higher rental income at three of the four properties and lower depreciation expense due to the reclassification of the River Hill property as property held for disposition. Net cash provided by operating activities was $1,297,951 for the six months ended June 30, 1997, largely unchanged from $1,292,054 for the corresponding period in 1996.

Rental income for the three and six months ended June 30, 1997 was $1,219,739 and $2,427,500, respectively, compared with $1,191,023 and $2,372,172 for the corresponding periods in 1996. The increases reflect higher rental revenues at Pelican Landing and River Hill Apartments. At Village of the Foothills II and Shadowood Village, rental income remained relatively unchanged.

Property operating expenses for the three and six months ended June 30, 1997 totaled $682,385 and $1,318,591, respectively, compared to $607,417 and $1,253,179 for the corresponding periods in 1996. The increases for both periods are primarily attributable to an increase in repair and maintenance expense at Pelican Landing and Shadowood Village during the 1997 periods.
As a result of the reclassification of the River Hill property as held for disposition, depreciation expense decreased from $298,922 and $597,414 for the three and six months ended June 30, 1996, respectively, to $196,465 and $392,858 for the corresponding periods in 1997.

General and administrative expenses for the three and six months ended June 30, 1997 were $49,523 and $107,672, respectively, compared to $28,106 and $76,381 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 3-4 Real Estate Services, Inc. in prior periods, were reimbursable to RI 3-4 Real Estate Services, Inc. and its affiliates.

During the first six months of 1997 and 1996, average occupancy levels at each of the properties were as follows:

               Property                     1997    1996

               Pelican Landing               97%     97%
               River Hill Apartments         95%     95%
               Shadowood Village             93%     96%
               Village at the Foothills II   93%     94%




Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HUTTON/CONAM REALTY INVESTORS 4

                         BY:  RI 3-4 REAL ESTATE SERVICES INC.
                         General Partner



Date:  August 13, 1997   BY:  /s/ Paul L. Abbott
                              Director, President, Chief Executive Officer
                              and Chief Financial Officer