Form 10-Q
period 1997-09-30
CONAM REALTY INVESTORS 4 L P
filed 1997-11-14
CIK 722745

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

             Transition Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13329


                         CONAM REALTY INVESTORS 4, L.P.
                               formerly known as
                        HUTTON/CONAM REALTY INVESTORS 4
             (Exact name of registrant as specified in its charter)


     California                                    11-2685746
State or Other Jurisdiction of                I.R.S Employer Identification No.
Incorporation or Organization



1764 San Diego Avenue                                   92110-1906
San Diego, CA  92110 Attn.: Robert J. Svatos            Zip Code
Address of Principal Executive Offices

                                 (619) 297-6771
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Consolidated Balance Sheets      At September  30,  At December 31,
                                             1997             1996
Assets
Property:
  Land                                $ 2,153,238      $ 5,627,763
  Buildings and improvements           11,015,879       20,448,021
                                       13,169,117       26,075,784
Less accumulated depreciation          (5,447,126)      (9,754,730)
                                        7,721,991       16,321,054
Property held for disposition           8,013,991        7,358,300
Cash and cash equivalents               9,462,551        2,314,876
Other assets                                3,300           15,370
        Total Assets                 $ 25,201,833     $ 26,009,600
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses  $ 352,528    $    108,269
  Due to affiliates                         14,211          20,443
  Distribution payable                   7,579,842         533,792
  Security deposits payable                102,963         144,220
        Total Liabilities                8,049,544         806,724
Partners' Capital:
  General Partners                               _            _
  Limited Partners                      17,152,289       25,202,876
        Total Partners' Capital         17,152,289       25,202,876
        Total Liabilities and
        Partners' Capital             $ 25,201,833     $ 26,009,600






Consolidated Statement of Partners' Capital
For the nine months ended September 30, 1997

                                        General    Limited
                                        Partners   Partners          Total
Balance at December 31, 1996        $        -   $ 25,202,876 $ 25,202,876
Net Income                              160,138       436,701      596,839
Cash Distributions                     (160,138)   (8,487,288)  (8,647,426)
Balance at September 30, 1997     $           -  $ 17,152,289 $ 17,152,289

Consolidated Statements of Operations
                                Three months ended           Nine months ended
                                    September 30,               September 30,
                                  1997        1996          1997           1996
Income
Rental                       $ 998,355 $ 1,185,400   $ 3,425,855     $3,557,572
Interest                        87,496      26,750       142,643         80,122
Other                            1,436         _           6,741          4,295
        Total Income         1,087,287   1,212,150     3,575,239      3,641,989
Expenses
Property operating             675,756     624,697     1,994,347      1,877,876
Depreciation                   196,464     293,002       589,322        890,415
General and administrative      37,115      58,543       144,787        134,924
        Total Expenses         909,335     976,242     2,728,456      2,903,215
Income from operations         177,952     235,908       846,783        738,774
Loss on sale of property      (249,944)        _        (249,944)           _
        Net Income (Loss)    $ (71,992)  $ 235,908     $ 596,839      $ 738,774
Net Income (Loss) Allocated:
To the General Partners      $  53,379   $  53,379     $ 160,138      $ 160,137
To the Limited Partners       (125,371)    182,529       436,701        578,637
                             $ (71,992)  $ 235,908     $ 596,839      $ 738,774
Per limited partnership unit
(128,110 outstanding)
Income from operations            $.97      $ 1.42         $5.36         $ 4.51
Loss on sale of property         (1.95)         _          (1.95)            _
Net Income (Loss)                $(.98)     $ 1.42         $3.41          $4.51

Consolidated Statements of Cash Flows
For the nine months ended September 30,         1997              1996
Cash Flows From Operating Activities:
Net income                                 $ 596,839         $ 738,774
Adjustments to reconcile net
income to net cash provided
by operating activities:
   Depreciation                              589,322           890,415
   Loss on sale of property                  249,944                _
   Increase (decrease) in cash
   arising from changes in operating
   assets and liabilities:
        Other assets                          12,070           (3,513)
        Accounts payable and accrued
        expenses                             244,259          352,225
        Security deposits payable            (41,257)           1,121
        Due to affiliates                     (6,232)             240
Net cash provided by operating activities  1,644,945        1,979,262
Cash Flows From Investing Activities:
Net proceeds from sale of properties       7,108,356                _
Additions to real estate                      (4,250)         (63,655)
Net cash provided by (used for)
investing activities                       7,104,106          (63,655)
Cash Flows From Financing Activities:
Distributions                             (1,601,376)      (1,654,754)
Net cash used for financing activities    (1,601,376)      (1,654,754)
Net increase in cash and cash equivalents  7,147,675          260,853
Cash and cash equivalents, beginning
of period                                  2,314,876        2,436,356
Cash and cash equivalents,
end of period                            $ 9,462,551      $ 2,697,209

Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events occurred subsequent to fiscal year 1996 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5). On August 6, 1997, the Partnership sold River Hill Apartments to an unaffiliated institutional buyer for a sales price of $7,275,000. The Partnership received net proceeds from the sale totaling $7,108,356 and the transaction resulted in a loss of $249,944, which is reflected in the Partnership's consolidated statements of operations for the nine months ended September 30, 1997. On October 31, 1997, the General Partners paid a special distribution to Limited Partners representing the net proceeds from the sale.

The Partnership has entered into a contract for the sale of Pelican Landing Apartments. Accordingly, Pelican Landing has been reclassified on the Partnership's balance sheet as "Property held for disposition" at its net book value.

ConAm Property Services IV, Ltd. ("CPS IV") and RI 3-4 Real Estate Services, Inc. ("RI 3-4") have served as co-general partners of Hutton/ConAm Realty Investors 4, (the "Partnership") since its inception. On October 8, 1997, CPS IV acquired RI 3-4 Real Estate Services, Inc.'s co-general partner interest in the Partnership pursuant to a Purchase Agreement between CPS IV and RI 3-4 dated August 29, 1997. As a result, upon the closing of this transaction, CPS IV will now serve as the sole general partner of the Partnership. In conjunction with this transaction, the name of the Partnership has been changed from Hutton/ConAm Realty Investors 4 to ConAm Realty Investors 4, L.P. The purchase of RI 3-4's interest by CPS IV will not affect the Partnership's operations. See Part II, Item 5 contained herein for addition information.

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Liquidity and Capital Resources Given the performance of the Partnership's properties, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partners determined that it is in the best interest of the Partnership to attempt to sell the remaining properties in an orderly manner over the next few years. However, meeting this objective will be dependent upon a variety of factors, many of which are not within the Partnership's control. Consequently, there can be no assurance that any specific property or all the properties can be sold, that particular prices will be achieved, or that all the properties can be sold within this time frame.

We are pleased to report that the Partnership has entered into a contract for the sale of Pelican Landing. The sale is expected to close on or before December 31, 1997. Accordingly, Pelican Landing has been reclassified on the Partnership's balance sheet at September 30, 1997 as "Property held for disposition." While the General Partners believe that the sale will be completed, as is customary, the buyer has several opportunities to cancel the transaction during this period and accordingly, there is no guarantee that the sale will close.

In keeping with this objective, on August 6, 1997 the Partnership sold River Hill Apartments to an unaffiliated institutional buyer for a sales price of $7,275,000. The Partnership received net proceeds from the sale totaling $7,108,356 and the transaction resulted in a loss of $249,944.

At September 30, 1997, the Partnership had cash and cash equivalents of $9,462,551, which were invested in unaffiliated money market funds, compared with $2,314,876 at December 31, 1996. The increase is primarily attributable to net proceeds received on the sale of River Hill Apartments. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

On October 31, 1997, the Partnership paid a special distribution to Limited Partners in the amount of $58.75 per Unit. A portion of this distribution, in the amount of $55 per Unit, represented the net proceeds from the sale of River Hill Apartments. The remaining $3.75 per Unit represented net cash flow from Partnership operations for the third quarter of 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. As a result of the sale of River Hill Apartments, future quarterly cash distributions will be reduced to reflect the corresponding reduction in the Partnership's cash flow.

Accounts payable and accrued expenses increased from $108,269 at December 31, 1996 to $352,528 at September 30, 1997, primarily as a result of accruals for real estate taxes for the Partnership's remaining properties. Security deposits payable decreased from $144,220 at December 31, 1996 to $102,963 at September 30, 1997, primarily due to the sale of River Hill Apartments on August 6, 1997.

Results of Operations
Partnership operations for the three months ended September 30, 1997 resulted in a net loss of $71,992, compared with net income of $235,908 for the corresponding period in 1996. Partnership operations for the nine months ended September 30, 1997 resulted in net income of $596,839, compared with net income of $738,774 for the corresponding period in 1996. The changes for both periods are primarily attributable to lower rental income due to the sale of River Hill Apartments on August 6, 1997 and the loss on sale of the property of $249,944, which was partially offset by a decrease in depreciation expense due to River Hill Apartments no longer being depreciated following its reclassification as an asset held for disposition as of December 31, 1996. Net cash provided by operating activities was $1,644,945 for the nine months ended September 30, 1997, compared with $1,979,262 for the corresponding period in 1996. The decrease is primarily due to a decrease in rental revenues and an increase in property expenses, as well as the timing of payments of accrued expenses.

Rental income for the three and nine months ended September 30, 1997 was $998,355 and $3,425,855, respectively, compared with $1,185,400 and $3,557,572 for the corresponding periods in 1996. The decreases are primarily due to the sale of River Hill Apartments, which was partially offset by higher rental revenues at Pelican Landing and Shadowood Village. At Village of the Foothills II, rental income remained relatively unchanged.

Interest income for the three and nine months ended September 30, 1997 was $87,496 and $142,643, respectively, compared with $26,750 and $80,122 for the corresponding periods in 1996. The increases are primarily due to higher cash balances being maintained by the Partnership due to the receipt of proceeds from the sale of River Hill Apartments during the third quarter of 1997.

Property operating expenses for the three and nine months ended September 30, 1997 totaled $675,756 and $1,994,347, respectively, compared to $624,697 and $1,877,876 for the corresponding periods in 1996. The increases for both periods are primarily attributable to increases in repair and maintenance expenses at Pelican Landing, Village at Foothills II and Shadowood Village, higher advertising expenses at Village at Foothills II and Shadowood Village and higher utilities costs at Shadowood Village during the 1997 periods.

As a result of the reclassification of the River Hill property as held for disposition as of December 31, 1996 and the subsequent sale of the property on August 6, 1997, depreciation expense decreased from $293,002 and $890,415 for the three and nine months ended September 30, 1996, respectively, to $196,464 and $589,322 for the corresponding periods in 1997.

General and administrative expenses for the three and nine months ended September 30, 1997 were $37,115 and $144,787, respectively, compared to $58,543 and $134,924 for the same periods in 1996. During 1997, certain Partnership expenses, which were voluntarily absorbed by affiliates of RI 3-4 Real Estate Services, Inc. in prior periods, were reimbursed to RI 3- 4 Real Estate Service, Inc. affiliates and will no longer be absorbed by these affiliates. The change for the three-month period is also attributable to lower legal, audit, printing and postage costs. The change for the nine-month period is also due to higher legal, appraisal and printing costs.

During the first nine months of 1997 and 1996, average occupancy levels at each of the properties were as follows:

               Property             1997    1996
               Pelican Landing       97%     97%
               Shadowood Village     93%     95%
               Village at the
               Foothills II          93%     94%


Part II        Other Information

Items 1-4      Not applicable.

Item 5         Other events.
               ConAm Property Services IV, Ltd. ("CPS IV") and RI 3-4 Real Estate Services, Inc. ("RI 3-4") have served as co-general partners of the Partnership since its inception. On October 8, 1997, CPS IV acquired RI 3-4's co-general partner interest in the Partnership pursuant to Purchase Agreement between CPS IV and RI 3-4 dated August 29, 1997. As a result, CPS IV will now serve as the sole general partner of the Partnership. In conjunction with this transaction, the name of the Partnership has been changed from Hutton/ConAm Realty Investors 4 to ConAm Realty Investors 4, L.P. The purchase of RI 3-4's interest by CPS IV will not affect the Partnership's operations.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -
                   (27) Financial Data Schedule

               (b)  Reports on Form 8-K -
                    No reports on Form 8-K were filed during the three months ended September 30, 1997.

                    On October 8, 1997, the Partnership filed a Form
                    8K reporting ConAm Property Services IV, Ltd.'s acquisition of the RI 3-4 Real Estate Services,
                    Inc. co-general partner interest and the change in the name of the Partnership from Hutton/ConAm Realty Investors 4 to ConAm Realty Investors 4, L.P.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CONAM REALTY INVESTORS 4 L.P.
                         CONAM PROPERTY SERVICES IV, Ltd
                         General Partner

                         BY:  CONTINENTAL AMERICAN
                              DEVELOPMENT, INC.
                              General Partner

Date: November 14, 1997  BY:  /s/ Daniel J. Epstein
                              Director, President, and Principal
                              Executive Officer

Date: November 14, 1997  BY:  /s/ Robert J. Svatos
                              Chief Financial Officer