Form 10-K
period 1997-12-31
CONAM REALTY INVESTORS 4 L P
filed 1998-03-31
CIK 722745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission file number:  0-13329

                         CONAM REALTY INVESTORS 4 L.P.
                               formerly known as
                        HUTTON/CONAM REALTY INVESTORS 4
              Exact name of Registrant as specified in its charter



         California                                    11-2685746
State or other jurisdiction of             I.R.S. Employer Identification No.
incorporation or organization

1764 San Diego Avenue
San Diego, CA  92110 Attn.: Robert J. Svatos           92110-1906
Address of principal executive offices                  Zip Code

Registrant's telephone number, including area code: (619) 297-6771

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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.







                                     PART I

Item 1.  Business

General Description of Business and Objectives

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of a number of factors, including those identified herein.

ConAm Realty Investors 4 L.P., formerly known as Hutton/ConAm Realty Investors 4 (the "Partnership") is a California limited partnership formed on January 13, 1984. ConAm Property Services IV, Ltd. ("CPS IV"), a California limited partnership, and RI 3-4 Real Estate Services Inc. ("RI 3- 4"), a Delaware corporation, were the original co-general partners of the Partnership. On October 8, 1997, CPS IV acquired RI 3-4's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS IV and RI 3-4 dated August 29, 1997. As a result, CPS IV now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 4 to ConAm Realty Investors 4 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in three residential apartment properties and three limited partnerships, each of which was formed to own a specified property. As described below, four properties have been sold. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1)    capital appreciation;

(2) distributions of net cash from operations attributable to rental income; and

(3)    preservation and protection of capital.

Distribution of net cash from operations is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's long-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Partnership expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the General Partner and Limited Partners (sometimes referred to together herein as the "Partners"), so that the Partnership will, in effect, be self-liquidating. If deemed necessary, the Partnership may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Partnership may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Partnership utilized the net proceeds of its public offering to acquire six residential apartment complexes (collectively, the "Properties"), either directly or through investments in limited partnerships or joint ventures as follows: (1) Village at the Foothills II, a 120-unit apartment complex located in Tucson, Arizona; (2) Shadowood Village, a 110-unit apartment complex located in Jacksonville, Florida; (3) Pelican Landing, a 204-unit apartment complex located in Clearwater, Florida; (4) River Hill, a 192-unit apartment complex located in Tulsa, Oklahoma; (5) Cypress Lakes, a 176-unit apartment complex located in Deerfield Beach, Florida; and (6) Trails at Meadowlakes, a 189-unit apartment complex located in Fort Lauderdale, Florida. On July 19, 1995, the Partnership sold Cypress Lakes and Trails at Meadowlakes to an unaffiliated buyer for sales prices of $8,825,000 and $8,940,000, respectively. On August 6, 1997, the Partnership sold River Hill to an unaffiliated buyer for $7,275,000. On December 30, 1997, the Partnership sold Pelican Landing to an unaffiliated buyer for $13,400,000. For further information on each of the Properties, see Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

Competition

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly-constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the Properties in Arizona and Florida reflect some seasonality, which is also reflected in the markets. In some cases, Partnership properties may compete with other properties owned by partnerships affiliated with the General Partner of the Partnership.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Employees

The Partnership has no employees. Services are provided by CPS IV, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS IV, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into property management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group has been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective January 1, 1998, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbetts and Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions for a further description of the service and management agreements between the Partnership and affiliated entities.

Item 2.  Properties

For a description of the Partnership's Properties and a discussion of current market conditions in each of the areas where the Properties are located and appraised values, reference is made to the Partnership's Annual Report to Unitholders for the year ended January 1, 1998, which is filed as an exhibit under Item 13. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders. Average occupancy rates are incorporated by reference to Item 7.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.




                               PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, the number of Unitholders of record was 6,753.

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. Distributions of Net Cash Flow From Operations, are determined by the General Partner on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Partnership's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Special distributions, as a result of net cash flow from sales proceeds, are made as soon as administratively possible after a sale. Information on cash distributions paid by the Partnership for the past two years is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Reference is made to Item 7 for a discussion of the General Partners' expectations for future cash distributions.

Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of $15,150,595, which were invested in unaffiliated money market funds, compared with $2,314,876 at December 31, 1996. The increase is primarily attributable to net proceeds received on the sale of Pelican Landing in December 1997 and net cash provided by operating activities exceeding additions to real estate and cash distributions. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

Accounts payable and accrued expenses increased from $108,269 at December 31, 1996 to $144,530 at December 31, 1997. The increase is primarily attributable to higher costs associated with Partnership administrative services and the timing of payments for audit and appraisal fees.

Distribution payable increased from $533,792 at December 31, 1996, to $13,729,122 at December 31, 1997. The increase is primarily attributable to the undistributed net proceeds resulting from the sale of Pelican Landing in December 1997.

Security deposits payable decreased from $144,220 at December 31, 1996 to $35,573 at December 31, 1997, primarily due to the sale of River Hill Apartments on August 6, 1997, and the sale of Pelican Landing on December 30, 1997.

On August 6, 1997 the Partnership sold River Hill Apartments to an unaffiliated institutional buyer for a sales price of $7,275,000. The Partnership received net proceeds from the sale totaling $7,108,356 and the transaction resulted in a net loss of $249,944. On December 30, 1997, the Partnership sold Pelican Landing to an unaffiliated institutional buyer for a sales price of $13,400,000. The Partnership received net proceeds from the sale totaling $13,171,373 and the transaction resulted in a net gain on sale of $5,157,383. Both selling prices were determined by arm's length negotiations between the Partnership and the respective buyers.

The Partnership declared distributions of net cash flow from Partnership operations totaling $15.00 per Unit for the year ended December 31, 1997, including a cash distribution of $3.75 per Unit for the quarter ended December 31, 1997, which was paid to investors on February 13, 1998. On January 21, 1998 the Partnership paid a special cash distribution of $103.00 per Unit, representing the net proceeds received from the sale of Pelican Landing. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. As a result of the sale of River Hill Apartments and Pelican Landing, future quarterly cash distributions will be reduced to reflect the corresponding reduction in the Partnership's cash flow.

The General Partner continues to evaluate the sale potential of the remaining properties and other options with respect to the Partnership's investments. One of these options includes obtaining mortgage loans secured by certain of the Properties in order to return capital to the limited partners on a tax-free basis and lock in favorable fixed interest rates. This would also potentially enhance the future marketability of the Properties, while enabling the Partnership to take advantage of possible future property appreciation. The Partnership's ability to sell the Properties is dependent upon a variety of factors, many of which are not within the Partnership's control. There can be no assurance that any specific property or both the properties can be sold, that particular prices will be achieved, or that the Properties can be sold within a specific time frame.

Results of Operations

1997 versus 1996

Partnership operations for the year ended December 31, 1997 resulted in net income of $6,019,161, compared with net income of $1,022,553 for the year ended December 31, 1996. The increase in net income is primarily attributable to the $4,907,439 gain on sale of properties, composed of a $5,157,383 gain from the sale of Pelican Landing, and a $249,944 loss from the sale of River Hill. Excluding the gain, the Partnership generated income from operations of $1,111,722 for the year ended December 31, 1997. Net cash provided by operating activities was $1,741,457 for the year ended December 31, 1997, compared to $2,137,022 in 1996. The decrease is primarily due to the decrease in cash flow from property operations resulting from the sale of River Hill Apartments in August 1997.

Rental income for the year ended December 31, 1997 was $4,272,753, compared with $4,778,238 for the year ended December 31, 1996. The decrease in 1997 reflects the sale of River Hill Apartments, partially offset by increased rental income at Pelican Landing and Shadowood Village. Interest and other income for the year ended December 31, 1997 was $212,589, compared with $148,102 in 1996. The increase is primarily due to the Partnership maintaining higher average cash balances in 1997.

Total expenses for the year ended December 31, 1997 were $3,373,620, compared with $3,903,787 in 1996. The decrease reflects a decrease in depreciation and property operating expenses primarily as a result of the sale of River Hill Apartments. Property operating expenses for the year ended December 31, 1997 totaled $2,465,118, compared to $2,545,471 in 1996. The decrease reflects the sale of River Hill Apartments, and was partially offset by an increase in repairs and maintenance expenses at Pelican Landing, Shadowood Village and Village at the Foothills II, primarily due to carpet and appliance replacement at all three properties.

Depreciation expense for the year ended December 31, 1997 totaled $695,023, compared to $1,184,781 for the year ended December 31, 1996. The decrease is due to the reclassification of River Hill Apartments as Property held for disposition effective October 1, 1996 and the reclassification of Pelican Landing as property held for disposition effective October 1, 1997.

General and administrative expenses for the year ended December 31, 1997 totaled $213,479, compared to $173,535 in 1996. The increase is primarily attributable to an increase in expenses for Partnership accounting, tax and other administrative services. During the 1997 period, certain expenses incurred by RI 3-4, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 3-4 in prior periods, were reimbursable to RI 3-4 and its affiliates.

1996 versus 1995

Partnership operations for the year ended December 31, 1996 resulted in net income of $1,022,553, compared with net income of $3,259,624 for the year ended December 31, 1995. The decline in net income was primarily attributable to the $2,854,884 gain recognized on the sale of Trails at Meadowlakes and Cypress Lakes. Excluding the gain, the Partnership generated income from operations of $404,740 for the year ended December 31, 1995. Net cash provided by operating activities was $2,137,022 for the year ended December 31, 1996, compared to $2,363,323 in fiscal 1995. The decrease was primarily due to the decrease in cash flow from property operations resulting from the sale of Trails at Meadowlakes and Cypress Lakes in July 1995.

Rental income for the year ended December 31, 1996 was $4,778,238, compared with $6,351,434 for the year ended December 31, 1995. The decrease in 1996 reflects lower revenues primarily due to the sale of Trails at Meadowlakes and Cypress Lakes, partially offset by increased rental income at three of the four remaining properties. Interest and other income for the year ended December 31, 1996 was $148,102, compared with $245,330 in 1995. The decrease was primarily due to the Partnership maintaining lower average cash balances in 1996.

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

The average occupancy levels at each of the remaining properties for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                      Twelve Months Ended December 31,
           ----------------------------------------------------------
           Property                          1997      1996      1995
           Village at the Foothills II        94%       95%       95%
           Shadowood Village                  93%       95%       95%
           ----------------------------------------------------------


New Accounting Pronouncements

The Financial Accounting Standards Board also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Partnership's reported financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective December 1, 1997, the Partnership advised Coopers & Lybrand L.L.P. that it was changing accounting firms and engaged KPMG Peat Marwick LLP.

Coopers & Lybrand L.L.P.'s report on the financial statements for the years ended December 31, 1996 and December 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There have been no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by CPS IV and RI 3-4, the General Partners of the Partnership at that time.





                               PART III

Item 10.  Directors and Executive Officers of the Partnership

The Partnership has no officers or directors. CPS IV, the General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

CPS IV is a California limited partnership organized on August 30, 1982. The sole general partner of CPS IV is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

                 Name                          Office

                 Daniel J. Epstein             President and Director
                 E. Scott Dupree               Vice President and Director
                 Robert J. Svatos              Vice President and Director
                 Ralph W. Tilley               Vice President
                 J. Bradley Forrester          Vice President


Daniel J. Epstein, 58, has been the President and a Director of ConAm Development. and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to organizing ConAm, Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 47, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 39, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 43, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 40, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm in 1994, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans for three years. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

Item 11.  Executive Compensation

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 of this report for a description of certain transactions of the General Partner and its affiliates with the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. Daniel J. Epstein, President and Director of ConAm Services, owned twenty Units as of March 1, 1998. No other directors or executive officers of the General Partners own any Units.

Item 13.  Certain Relationships and Related Transactions

RI 3-4 Services and CPS IV received a total of $213,517 as its allocable share of Net Cash From Operations with respect to the year ended December 31, 1997. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership, for the year ended December 31, 1997, $213,517 of the Partnership's net income was allocated to RI 3-4 and CPS IV. For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14. Effective July 1, 1997, all General Partner allocations will be made solely to CPS IV.

The Partnership has entered into property management agreements pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to
select resident managers and monitor their performance.   ConAm Management's
services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management and related services. For such services, ConAm Management is entitled to receive a management fee equal to 5% of gross revenues. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 7 to the Consolidated Financial Statements included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 7, "Transactions with Related Parties," of the Notes to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.





                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)   Financial Statements:
                                                                          Page
                                                                          -----
      Consolidated Balance Sheets - December 31, 1997 and 1996             (1)

      Consolidated Statements of Operations - For the years ended
       December 31, 1997, 1996 and 1995                                    (1)

      Consolidated Statements of Partners' Capital - For the years ended
       December 31, 1997, 1996 and 1995                                    (1)

      Consolidated Statements of Cash Flows - For the years ended
       December 31, 1997, 1996 and 1995                                    (1)

      Notes to the Consolidated Financial Statements                       (1)

      Independent Auditors' Report                                         (1)

      Report of Former Independent Accountants                             (1)

(a)(2)   Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated Depreciation              F-1

      Independent Auditors' Report                                         F-2

      Report of Former Independent Accountants                             F-3


 (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

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

    (G) Certificate and Agreement of Limited Partnership of River Hill Apartments, Ltd. (included as, and incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-13329)).

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

   (13) Annual Report to Unitholders for the year ended December 31,1997.

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

    (b) Reports on Form 8-K:

        On October 8, 1997, the Partnership filed a Form 8-K disclosing the sale of RI 3-4's co-General Partner interest in the Partnership to CPS IV.

        On December 1, 1997, the Partnership filed a Form 8-K reporting the change in Partnership's Certifying Accountants.









                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 25, 1998


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


                         CONAM PROPERTY SERVICES IV, LTD.
                         A General Partner


                         By:  Continental American Development, Inc.
                           General Partner



Date:  March 25, 1998
                         BY:   /s/  Daniel J. Epstein
                               Daniel J. Epstein
                               Director, President and
                               Principal Executive Officer




Date:  March 25, 1998
                         BY:   /s/  E. Scott Dupree
                               E. Scott Dupree
                               Vice President and Director





Date:  March 25, 1998
                         BY:   /s/  Robert J. Svatos
                               Robert J. Svatos
                               Vice President and Director





Date:  March 25, 1998
                         BY:   /s/  Ralph W. Tilley
                               Ralph W. Tilley
                               Vice President




Date:  March 25, 1998
                         BY:   /s/  J. Bradley Forrester
                               J. Bradley Forrester
                               Vice President