Form 10-Q
period 1998-03-31
CONAM REALTY INVESTORS 4 L P
filed 1998-05-14
CIK 722745

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934 For the Quarterly Period Ended March 31,1998

or

     Transition Report Pursuant to Section 13 of 15(d) of the Securities
---- Exchange Act of 1934 For the transition period from    to
                                                        ----  ----

                        Commission File Number: 0-13329




                         CONAM REALTY INVESTORS 4 L.P.
              Exact Name of Registrant as Specified in its Charter




         California                                  11-2685746
         ----------                                  ----------
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization


1764 San Diego Avenue
San Diego, CA   Attn. Robert J. Svatos               92110-1906
--------------------------------------               ----------
Address of Principal Executive Offices                Zip Code

                                 (619)-297-6771
                                 --------------
               Registrant's Telephone Number, Including Area Code







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  x     No
                              -----     -----

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES



     CONSOLIDATED BALANCE SHEETS                     At March 31,    At December 31,
                                                       1998              1997
                                                      ----------      ----------
Assets
Investments in real estate:
     Land                                           $  2,153,239    $  2,153,239
     Buildings and improvements                       11,015,879      11,015,879
                                                      ----------      ----------
                                                      13,169,118      13,169,118
     Less accumulated depreciation                    (5,658,528)     (5,552,827)
                                                      ----------      ----------
                                                       7,510,590       7,616,291
Cash and cash equivalents                              1,593,684      15,150,595
Other assets                                               9,800           3,300
                                                      ----------      ----------
          Total Assets                              $  9,114,074    $ 22,770,186
                                                      ----------      ----------
                                                      ----------      ----------
Liabilities and Partners' Capital
Liabilities:
     Accounts payable and accrued expenses               180,780         144,530
     Distribution payable                                142,344      13,729,122
     Due to affiliates                                     6,719          15,471
     Security deposits                                    36,514          35,573
                                                      ----------      ----------
          Total Liabilities                              366,357      13,924,696
                                                      ----------      ----------
Partners' Capital:
     General Partner                                          --              --
     Limited Partners (128,110 Units outstanding)      8,747,717       8,845,490
                                                      ----------      ----------
          Total Partners' Capital                      8,747,717       8,845,490
                                                      ----------      ----------
          Total Liabilities and Partners' Capital   $  9,114,074    $ 22,770,186
                                                      ----------      ----------
                                                      ----------      ----------


     See accompanying notes to the consolidated financial statements.

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES


     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months ended March 31,

                                                                     1998                  1997
                                                                   --------            ----------
     Income
     Rental                                                        $408,274            $1,207,761
     Interest and other                                              63,583                32,395
                                                                   --------            ----------
               Total Income                                         471,857             1,240,156
                                                                   --------            ----------
     Expenses
     Property operating                                             261,981               636,206
     Depreciation                                                   105,701               196,393
     General and administrative                                      59,604                58,149
                                                                   --------            ----------
               Total Expenses                                       427,286               890,748
                                                                   --------            ----------
               Net Income                                           $44,571              $349,408
                                                                   --------            ----------
                                                                   --------            ----------
     Net Income Allocated:
          To the General Partner                                    $14,234               $53,379
          To the Limited Partners                                    30,337               296,029
                                                                   --------            ----------
               Net Income                                           $44,571              $349,408
                                                                   --------            ----------
                                                                   --------            ----------
     Per limited partnership unit (128,110 Units outstanding)
     Net Income                                                       $0.24                 $2.31
                                                                   --------            ----------
                                                                   --------            ----------


     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL For the three months ended March 31, 1998

                                               General          Limited
                                               Partner          Partners            Total

     Balance at December 31, 1997              $     -        $8,845,490         $8,845,490
     Net income                                 14,234            30,337             44,571
     Distributions ($1.00 per Unit)            (14,234)         (128,110)          (142,344)
                                               --------       ----------         ----------
     Balance at March 31, 1998                 $     -        $8,747,717         $8,747,717
                                               --------       ----------         ----------
                                               --------       ----------         ----------


     See accompanying notes to the consolidated financial statements.

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES


     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months ended March 31,

                                                                     1998                1997
                                                                ------------          -----------
     Cash Flows From Operating Activities:
     Net income                                                      $44,571            $349,408
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation                                               105,701             196,393
          Increase (decrease) in cash arising from changes in
          operating assets and liabilities:
               Other assets                                           (6,500)              1,437
               Accounts payable and accrued expenses                  36,250             164,999
               Due to affiliates                                      (8,752)               (243)
               Security deposits                                         941                 974
                                                                ------------          -----------
     Net cash provided by operating activities                       172,211             712,968
                                                                ------------          -----------
     Cash Flows From Investing Activities -
     Additions to real estate                                             -               (4,251)
                                                                ------------          -----------
     Cash Flows From Financing Activities -
     Distributions                                              (13,729,122)            (533,792)
                                                                ------------          -----------
     Net increase (decrease) in cash and cash equivalents       (13,556,911)             174,925
     Cash and cash equivalents, beginning of period              15,150,595            2,314,876
                                                                ------------          -----------
     Cash and cash equivalents, end of period                    $1,593,684           $2,489,801
                                                                ------------          -----------
                                                                ------------          -----------


     See accompanying notes to the consolidated financial statements.

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES



     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

     The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the consolidated statement of partners' capital for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

     No significant events have occurred subsequent to the year ended December 31, 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph
     (a) (5).

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of $1,593,684 which were invested in unaffiliated money market funds, compared with $15,150,595 at December 31, 1997. The decrease reflects a special cash distribution of $103.00 per Unit from the net proceeds of the sale of Pelican Landing on January 21, 1998. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $1.00 per Unit for the quarter ended March 31, 1998 which will be paid in May,1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

Accounts payable and accrued expenses have increased to $180,780 at March 31, 1998 from $144,530 at December 31, 1997. The increase is primarily attributable to the timing of payments and accruals of real estate taxes between the two periods.

Results of Operations

Partnership operations for the three months ended March 31, 1998 generated net income of $44,571 compared with net income of $349,408 for the corresponding period in 1997. The decrease for the three month period is primarily attributable to reduced rental revenue partially offset by reduced property operating expenses due to the sales of River Hill Apartments on August 6, 1997 and Pelican Landing on December 30, 1997. Total income for the three months ended March 31, 1998 was $471,857 compared with $1,240,156 for the corresponding period in 1997. The decrease is primarily due the sales of properties as described above.

The occupancy rates for the two remaining properties, Shadowood Village and Village at the Foothills II have increased from the same period in 1997, reflecting favorable economic conditions in Arizona and Florida.

Interest and other income totaled $63,583 for the three months ended March 31, 1998 compared with $32,395 for the corresponding period in 1997. The increase for the three month period is primarily due to higher cash equivalent balances related to the undistributed proceeds from the sale of Pelican Landing in December, 1997.

Property operating expenses for the three months ended March 31, 1998 totaled $261,981 compared with $636,206 for the corresponding period in 1997. The decrease is primarily attributable to a decrease in property operating expenses associated with the sales of the two properties. The property operating expenses for the two remaining properties, Shadowood Village and Village at the Foothills II were relatively stable between the two periods.

During the first three months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


     Property                           1998     1997
     --------                           ----     ----
     Shadowood Village                   97%      93%
     Village at the Foothills II         96%      94%


CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES


 Part II    Other information

Items 1-5   Not applicable

Items 6     Exhibits and reports on Form 8-K

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K

            On January 14, 1998 ConAm Realty Investors 4 L.P. filed a Form 8-K regarding the sale of Pelican Landing on December 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           CONAM PROPERTY SERVICES IV, LTD.
                           General Partner of ConAm Realty Investors 4 L.P.

                           BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date:  May 13, 1998             BY:/s/ Daniel J. Epstein
                                      -------------------
                                      Daniel J. Epstein
                                      Director, President, and Principal
                                      Executive Officer


Date:  May 13, 1998             BY:/s/ Robert J. Svatos
                                   ----------------------
                                       Robert J. Svatos
                                       Vice President and Director