Form 10-Q
period 1998-06-30
CONAM REALTY INVESTORS 4 L P
filed 1998-07-30
CIK 722745

                  United States Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
 X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30,1998

                                          or


----       Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
                     For the transition period from ____ to ____


                           COMMISSION FILE NUMBER: 0-13329

                            CONAM REALTY INVESTORS 4 L.P.
                            -----------------------------
                 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




        CALIFORNIA                                      11-2685746
        ----------                                      ----------
STATE OR OTHER JURISDICTION OF               I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, Ca  Attn. Robert J. Svatos                   92110-1906
-------------------------------------                   ----------
Address of Principal Executive Offices                   Zip Code

                               (619) 297-6771
                               --------------
                REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X     No
                           ----      ----

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------



CONSOLIDATED BALANCE SHEETS


                                                                    AT JUNE 30,    AT DECEMBER 31,
                                                                          1998             1997
--------------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
   Land                                                             $ 2,153,239       $ 2,153,239
   Buildings and improvements                                        11,015,879        11,015,879
                                                                    -----------       -----------
                                                                     13,169,118        13,169,118
   Less accumulated depreciation                                     (5,764,229)       (5,552,827)
                                                                    -----------       -----------
                                                                      7,404,889         7,616,291
Cash and cash equivalents                                             1,556,646        15,150,595
Other assets                                                             45,361             3,300
--------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                  $ 9,006,896       $22,770,186
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable and accrued expenses                                174,096           144,530
   Distribution payable                                                 142,344        13,729,122
   Due to General Partner                                                 6,609            15,471
   Security deposits                                                     36,437            35,573
                                                                    -----------       -----------
      Total Liabilities                                                 359,486        13,924,696
                                                                    -----------       -----------
Partners' Capital:
   General Partner                                                          -                 -
   Limited Partners (128,110 units outstanding)                       8,647,410         8,845,490
                                                                    -----------       -----------
      Total Partners' Capital                                         8,647,410         8,845,490
--------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $ 9,006,896       $22,770,186
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          1998             1997             1998           1997
------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                                    $405,666     $1,219,739         $813,940     $2,427,500
Interest and other                                          21,830         28,057           85,413         60,452
                                                          --------------------------------------------------------
      Total Income                                         427,496      1,247,796          899,353      2,487,952
------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                         224,735        682,385          486,716      1,318,591
Depreciation                                               105,701        196,465          211,402        392,858
General and administrative                                  55,022         49,523          114,626        107,672
                                                          --------------------------------------------------------
      Total Expenses                                       385,458        928,373          812,744      1,819,121
------------------------------------------------------------------------------------------------------------------
      NET INCOME                                          $ 42,038       $319,423         $ 86,609     $  668,831
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
NET INCOME ALLOCATED:
      To the General Partner                              $ 14,235       $ 53,380         $ 28,469     $  106,759
      To the Limited Partners                               27,803        266,043           58,140        562,072
------------------------------------------------------------------------------------------------------------------
      NET INCOME                                          $ 42,038       $319,423         $ 86,609     $  668,831
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
    (128,110 UNITS OUTSTANDING)
      NET INCOME                                          $   0.22          $2.08         $   0.45     $     4.39
------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                         GENERAL       LIMITED
                                                         PARTNER       PARTNERS         TOTAL
----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                            $    -       $8,845,490     $8,845,490
Net income                                                28,469         58,140         86,609
Distributions ($2.00 per Unit)                           (28,469)      (256,220)      (284,689)
----------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                $    -       $8,647,410     $8,647,410
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE SIX MONTHS ENDED JUNE 30,                                        1998           1997
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $     86,609    $   668,831
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                                         211,402        392,858
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
      Other assets                                                      (42,061)         2,135
      Accounts payable and accrued expenses                              29,566        232,596
      Due to General Partner                                             (8,862)         1,798
      Security deposits                                                     864           (267)
                                                                   ---------------------------
Net cash provided by operating activities                               277,518      1,297,951
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
Additions to real estate                                                    -           (4,251)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES-
Distributions                                                       (13,871,467)    (1,067,584)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (13,593,949)       226,116
Cash and cash equivalents, beginning of period                       15,150,595      2,314,876
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  1,556,646    $ 2,540,992
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997 and the consolidated statement of partners' capital for the six months ended June 30, 1998. Results of operations are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the year ended December 31, 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------


PART I, ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had cash and cash equivalents of $1,556,646 which were invested in money market funds, compared with $15,150,595 at December 31, 1997. The decrease reflects a special cash distribution on January 21, 1998 of $103.00 per Unit from the net proceeds of the sale of Pelican Landing . The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $1.00 per Unit for the quarter ended June 30, 1998 which will be paid in August, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.


RESULTS OF OPERATIONS

Partnership operations for the three and six months ended June 30, 1998 generated net income of $42,038 and $86,609, respectively, compared with net income of $319,423 and $668,831 for the corresponding periods in 1997. The decrease for the three and six month periods is primarily attributable to reduced rental revenue partially offset by reduced property operating expenses due to the sales of River Hill Apartments on August 6, 1997 and Pelican Landing on December 30, 1997. Rental income for the three and six months ended June 30, 1998 was $405,666 and $813,940, respectively, compared with $1,219,739 and $2,427,500, respectively, for the corresponding periods in 1997. The decrease is primarily due to the sales of properties as described above.

Interest and other income totaled $21,830 and $85,413, respectively, for the three and six months ended June 30, 1998 compared with $28,057 and $60,452, respectively, for the corresponding periods in 1997. The increase for the six month period is primarily due to higher cash equivalent balances in the first quarter of 1998, related to the undistributed proceeds from the sale of Pelican Landing in December, 1997. The decrease for the three month period ended June 30, 1998 is attributable to the lower cash equivalent balances following the distribution of those proceeds during the first quarter of 1998.

Property operating expenses for the three and six months ended June 30, 1998 totaled $224,735 and $486,716, respectively, compared with $682,385 and $1,318,591, respectively, for the corresponding periods in 1997. The decrease is primarily attributable to a decrease in property operating expenses associated with the sales of the two properties. The property operating expenses for the two remaining properties, Shadowood Village and Village at the Foothills II were relatively stable between the two periods.

The occupancy rates for the two remaining properties, Shadowood Village and Village at the Foothills II have increased from the same period in 1997, reflecting favorable economic conditions in Arizona and Florida.

During the first six months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


     PROPERTY                                1998      1997
     ------------------------------------------------------
     Shadowood Village                       97%       93%
     Village at the Foothills II             94%       93%
     ------------------------------------------------------

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES


PART II     OTHER INFORMATION

ITEMS 1-5   Not applicable

ITEMS 6     Exhibits and reports on Form 8-K

            (a) Exhibits -

                (27)  Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

                     CONAM PROPERTY SERVICES IV, LTD.
                     General Partner of ConAm Realty Investors 4 L.P.

                     BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                          GENERAL PARTNER


Date: July 30, 1998     BY: /s/ DANIEL J. EPSTEIN
                            ---------------------------------
                            Daniel J. Epstein
                            Director, President, and Principal Executive Officer


Date: July 30, 1998     BY: /s/ ROBERT J. SVATOS
                            ---------------------------
                            Robert J. Svatos
                            Vice President and Director