Form 10-K/A
period 1997-12-31
CONAM REALTY INVESTORS 4 L P
filed 1998-10-13
CIK 722745

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



                                    FORM 10-K/A


                                   AMENDMENT NO.1



FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: December 31, 1997
                                               -----------------

                          COMMISSION FILE NUMBER:  0-13329
                                                   -------

                           CONAM REALTY INVESTORS 4 L.P.
                           -----------------------------
                                 FORMERLY KNOWN AS
                          HUTTON/CONAM REALTY INVESTORS 4
                          -------------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

     California                                             11-2685746
     ----------                                             ----------
STATE OR OTHER JURISDICTION OF                I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

Attentin: Robert J. Svatos
1764 San Diego Avenue , San Diego California                92110-1906
---------------------------------------------               ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE

                                   (619) 297-6771
                                   --------------
                 Registrant's telephone number, including area code




     The undersigned registrant hereby amends the following section of its Report for December 31, 1997 on Form 10-K as set forth in the pages attached hereto:

                                       PART I
ITEM 1.  BUSINESS
(a)  General Description of Business and Objectives

                                       PART I
Item 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

ConAm Realty Investors 4 L.P., formerly known as Hutton/ConAm Realty Investors 4, (the "Partnership") is a California limited partnership formed on January 13, 1984. ConAm Property Services IV, Ltd. ("CPS IV"), a California limited partnership, and RI 3-4 Real Estate Services, Inc. ("RI 3-4"), a Delaware corporation, were the original co-general partners of the Partnership. On October 8, 1997, CPS IV acquired RI 3-4's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS IV and RI 3-4 dated August 29, 1997. As a result, CPS IV now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 4 to ConAm Realty Investors 4 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in three residential apartment properties and three limited partnerships, each of which was formed to own a specified property. As described below four properties have been sold. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1)  capital appreciation;

(2)  distribution of net cash from operations attributable to rental income; and

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

Originally, the Partnership utilized the net proceeds of its public offering to acquire six residential apartment complexes (collectively, the "Properties") either directly or through investments in limited partnership's and joint ventures, as follows: (1) Village at the Foothills II, a 120-unit apartment complex located in Tucson, Arizona; (2) Shadowood Village, a 110-unit apartment complex located in Jacksonville, Florida; (3) Pelican Landing, a 204-unit apartment complex located in CLearwater, Florida; (4) River Hill, a 192-unit apartment complex located in Tulsa, Oaklahoma; (5) Cypress Lakes, a 176-unit apartment complex located in Deerfield Beach, Florida; and (6) Trails at Meadowlakes,a 189-unit apartment complex located in Fort Lauderdale, Florida. On July 19, 1995, the Partnership sold Cypress Lakes and Trails at Meadowlakes to an unaffiliated buyer for sales prices of $8,825,000 and $8,940,000, respectively. On August 6, 1997, the Partnership sold River Hill to an unaffiliated buyer for $7,275,000. On December 30, 1997, the Partnership sold Pelican Landing to an unaffiliated buyer for $13,400,000. For further information on each of the Properties, see Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

COMPETITION

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the properties in Arizona and Florida reflect some seasonality, which is also reflected in the markets.
In some cases, Partnership properties may compete with properties owned by partnerships affiliated with the General Partner of the Partnership.

For a discussion of current market conditions in the areas where the Partnership's Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under Item 14.

EMPLOYEES

The Partnership has no employees. Services are provided by CPS IV, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS IV, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective January 1, 1998, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbitts, & Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

                                     SIGNATURES

Pursuant to the requirements of Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 13, 1998              CONAM REALTY INVESTORS 4 L.P.


                                       BY:  ConAm Property Services IV, Ltd.
                                            General Partner of ConAm Realty
                                            Investors 4 L.P.


                                       BY:  Continental American Development,
                                            Inc.
                                            General Partner


                                       BY:  /s/  Daniel J. Epstein
                                       ----------------------------------
                                       Name:     Daniel J. Epstein
                                       Title:    President, Director and
                                                 Principal Executive Officer