Form 10-Q
period 1998-09-30
CONAM REALTY INVESTORS 4 L P
filed 1998-11-16
CIK 722745

                  United States Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-Q

(MARK ONE)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

or

           Transition Report Pursuant to Section 13 of 15(d) of the Securities
-----      Exchange Act of 1934
                     For the transition period from      to
                                                    -----   -----
                           COMMISSION FILE NUMBER: 0-13329



                           CONAM REALTY INVESTORS 4 L.P.
                           -----------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


      California                                        11-2685746
      ----------                                        ----------
STATE OR OTHER JURISDICTION OF               I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  92110                                                 92110-1906
---------------------                                                ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                                ZIP CODE

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
                         Yes  X     No
                             ---      ---

CONAM REALTY INVESTORS 4 L.P.

AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                            AT SEPTEMBER 30,    AT DECEMBER 31,
                                                        1998               1997
-------------------------------------------------------------------------------
ASSETS
Investments in real estate:
  Land                                           $ 2,153,239       $ 2,153,239
  Buildings and improvements                      11,015,879        11,015,879
                                                 -----------------------------
                                                  13,169,118        13,169,118

  Less accumulated depreciation                   (5,869,930)       (5,552,827)
                                                 -----------------------------
                                                   7,299,188         7,616,291
Cash and cash equivalents                          1,533,173        15,150,595
Other assets                                          71,485             3,300
-------------------------------------------------------------------------------
     TOTAL ASSETS                                $ 8,903,846       $22,770,186
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued expenses              229,699           144,530
  Distribution payable                               142,344        13,729,122
  Due to General Partner                              10,757            15,471
  Security deposits                                   35,579            35,573
                                                 -----------------------------
     Total Liabilities                               418,379        13,924,696
                                                 -----------------------------
Partners' Capital:
  General Partner                                        -                 -
  Limited Partners (128,110 Units outstanding)     8,485,467         8,845,490
                                                 -----------------------------
     Total Partners' Capital                       8,485,467         8,845,490
-------------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL     $ 8,903,846       $22,770,186
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


CONAM REALTY INVESTORS 4 L.P.

AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                         SEPTEMBER 30,
                                                      1998               1997                1998                1997
------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                              $406,642            $998,355          $1,220,582          $3,425,855
Interest and other                                    18,630              88,932             104,043             149,384
                                                    --------------------------------------------------------------------
     Total Income                                    425,272           1,087,287           1,324,625           3,575,239
------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                   254,936             675,756             741,652           1,994,347
Depreciation                                         105,701             196,464             317,103             589,322
General and administrative                            84,234              37,115             198,860             144,787
                                                    --------------------------------------------------------------------
     Total Expenses                                  444,871             909,335           1,257,615           2,728,456
------------------------------------------------------------------------------------------------------------------------
Income (Loss) from operations                        (19,599)            177,952              67,010             846,783
Loss on sale of property                                 -              (249,944)                -              (249,944)
------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                              $(19,599)          $ (71,992)        $    67,010         $   596,839
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
     To the General Partner                         $ 14,234           $  53,379          $   42,703          $  160,138
     To the Limited Partners                         (33,833)           (125,371)             24,307             436,701
------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                              $(19,599)          $ (71,992)         $   67,010          $  596,839
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
  (128,110 UNITS OUTSTANDING)
Income (Loss) from operations                       $  (0.26)          $    0.97          $     0.19               $5.36
Loss on sale of property                                 -                 (1.95)                -                 (1.95)
------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                              $  (0.26)          $   (0.98)         $     0.19               $3.41
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                     GENERAL             LIMITED
                                                     PARTNER            PARTNERS               TOTAL
------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                        $    -            $8,845,490          $8,845,490
Net income                                            42,703              24,307              67,010
Distributions ($3.00 per Unit)                       (42,703)           (384,330)           (427,033)
------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                       $    -            $8,485,467          $8,485,467
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


CONAM REALTY INVESTORS 4 L.P.

AND CONSOLIDATED VENTURES
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                         1998             1997
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $     67,010     $   596,839
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                            317,103         589,322
  Loss on sale of property                                                249,944
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Other assets                                         (68,185)         12,070
     Accounts payable and accrued expenses                 85,169         244,259
     Due to General Partner                                (4,714)        (41,257)
     Security deposits                                          6          (6,232)
                                                     ----------------------------
Net cash provided by operating activities                 396,389       1,644,945
---------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
Net proceeds from sale of properties                          -         7,108,356
Additions to real estate                                      -            (4,250)
                                                     ----------------------------
Net cash provided by investing activities                     -         7,104,106
---------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES-
Distributions                                         (14,013,811)     (1,601,376)
                                                     ----------------------------
Net cash used for financing activities                (14,013,811)     (1,601,376)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  (13,617,422)      7,147,675
Cash and cash equivalents, beginning of period         15,150,595       2,314,876
---------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  1,533,173     $ 9,462,551
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------


CONAM REALTY INVESTORS 4 L.P.

AND CONSOLIDATED VENTURES
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997, and the consolidated statement of partners' capital for the nine months ended September 30, 1998. Results of operations are not necessarily indicative of the results to be expected for the full year.

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

CONAM REALTY INVESTORS 4 L.P.

AND CONSOLIDATED VENTURES

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash and cash equivalents of $1,533,173 which were invested in money market funds, compared with $15,150,595 at December 31, 1997. The decrease reflects a special cash distribution on January 21, 1998 of $103.00 per Unit from the net proceeds of the sale of Pelican Landing . The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $1.00 per Unit for the quarter ended September 30, 1998 which will be paid in November, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

The General Partner, on behalf of the Partnership, is negotiating and expects to enter into an agreement for the sale of the Partnership's remaining properties and properties owned by various other limited partnerships affiliated with the General Partner (the "Affiliated Partnerships") to DOC Investors LLC, a Delaware limited liability company to be formed to acquire real property ( the "Purchaser"). An Affiliate of the General Partner will hold a 9% interest in the Purchaser. Consummation of the sale is subject to various conditions, including the execution of definitive documents, the approval of a majority in interest of the Limited Partners, and approval by the limited partners of the Affiliated Partnerships. Accordingly, there can be no assurance that the sale will be consummated.

Following satisfaction of applicable securities regulatory requirements, the General Partner will solicit the approval of the Limited Partners to the sale and to a related amendment to the Partnership's agreement of limited partnership by means of a Consent Solicitation Statement. Such Consent Solicitation Statement will set forth the terms and conditions of the proposed sale, the text of the proposed amendment to the Partnership's agreement of limited partnership, and other matters with respect to the sale. If the sale and related amendment are approved, and the other conditions to the sale satisfied, the sale, which is expected to occur before December 31, 1998, would result in distributions approximating the net asset value of the Units and the final liquidation of the Partnership. The terms of the proposed sale are contained in the Preliminary Consent Solicitation Statement filed by the Partnership with the Securities and Exchange Commission pursuant to
Section 14(a) of the Securities Exchange Act of 1934 on October 30, 1998.

RESULTS OF OPERATIONS

Partnership operations for the three and nine months ended September 30, 1998 generated a net loss of ($19,599) and net income of $67,010 respectively, compared with a net loss of ($71,992) and net income of $596,839 for the corresponding periods in 1997. The decrease for the three and nine month periods is primarily attributable to reduced rental revenue partially offset by reduced property operating expenses due to the sales of River Hill Apartments on August 6, 1997 and Pelican Landing on December 30, 1997.
Rental income for the three and nine months ended September 30, 1998 was $406,642 and $1,220,582, respectively, compared with $998,355 and $3,425,855, respectively, for the corresponding periods in 1997. The decrease is primarily due to the sales of properties as described above.

Interest and other income totaled $18,630 and $104,043, respectively, for the three and nine months ended September 30, 1998 compared with $88,932 and $149,384, respectively, for the corresponding periods in 1997. The decrease is primarily due to higher cash equivalent balances in the first quarter of 1998, related to the undistributed proceeds from the sale of Pelican Landing in December, 1997.

Property operating expenses for the three and nine months ended September 30, 1998 totaled $254,936 and $741,652, respectively, compared with $675,756 and $1,994,347, respectively, for the corresponding periods in 1997. The decrease

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

is primarily attributable to a decrease in property operating expenses associated with the sales of the two properties. The property operating expenses for the two remaining properties, Shadowood Village and Village at the Foothills II were relatively stable between the two periods.

The occupancy rate for Shadowood Village has increased from the same period in 1997, reflecting favorable economic conditions in Florida. Occupancy for Village at the Foothills II has remained unchanged from the prior nine month period in 1997 but has decreased to approximately 91% during the three months ended September 30, 1998. Increased rental rates at Village at the Foothills II have offset the effects on rental income of the decrease in occupancy.

During the first nine months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


     PROPERTY                           1998           1997
     ------------------------------------------------------
     Shadowood Village                  96%            93%
     Village at the Foothills II        93%            93%
     ------------------------------------------------------

YEAR 2000

The Partnership has assessed the potential impact of the Year 2000 issue on its computer systems, operating equipment with imbedded microchips and major third party vendors. If the proposed sale of its remaining properties is consummated, the Partnership will liquidate prior to January 1, 2000, and no Year 2000 issues will be presented.

In the event that the sale is not consummated, the Partnership has relied on the efforts of ConAm Management Corporation ("ConAm Management"), which has been retained by the Partnership to manage the business and financial operation of the Partnership's properties, to resolve any potential Year 2000 issues. In the course of providing property management services for the Partnership, ConAm Management retained a third party consultant to modify all applicable software to provide for a 4-digit year field. The General Partner believes that the modifications undertaken by ConAm Management related to computer systems are sufficient to address any potential Year 2000 problems and that the impact of the Year 2000 issue will not materially affect the Partnership's operating results or financial condition if the Partnership is not liquidated prior to January 1, 2000. Accordingly, neither ConAm Management nor the Partnership has taken any further actions with respect to the Year 2000 issue related to the computer systems.

The Partnership plans to initiate a program to evaluate the Year 2000 readiness of each property's operating equipment with embedded microchips and replace as considered necessary. In the event that the replacement project is not completed by the Year 2000, failure of the property's operating equipment as a result of the Year 2000 issue is not expected to have a significant impact on operations.

The Partnership plans to initiate discussion with significant suppliers and other third parties to determine the extent to which the Partnership may be vulnerable to the failure of these parties to address and correct their own Year 2000 issues. However, there can be no guarantee that the systems of other companies that support the Partnership's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Partnership. At the present time the Partnership does not have a contingency plan in place, in the event of Year 2000 failure related to significant suppliers and other third parties, but plans to create one within the next year.

The Partnership currently has no indication that the costs associated with any remedial actions in connection with the Year 2000 related to its operating equipment with imbedded microchips and major third party vendors issue will be material. All costs related to the remediation plan of the computer system were incurred by ConAm Management in connection with their management services.

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

                                CONAM PROPERTY SERVICES IV, LTD.
                                General Partner of ConAm Realty Investors 4 L.P.

                                BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date:  November 13, 1998                BY:/s/ DANIEL J. EPSTEIN
                                        Daniel J. Epstein
                                        Director, President, and
                                        Principal Executive Officer


Date:  November 13, 1998                BY:/s/ ROBERT J. SVATOS
                                        Robert J. Svatos
                                        Vice President and Director

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

                           CONAM PROPERTY SERVICES IV, LTD.
                           General Partner of ConAm Realty Investors 4 L.P.

                           BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                GENERAL PARTNER


Date:  November 13, 1998       BY:
                                  --------------------------------
                                  Daniel J. Epstein
                                  Director, President, and
                                  Principal Executive Officer


Date:  November 13, 1998       BY:
                                  --------------------------------
                                  Robert J. Svatos
                                  Vice President and Director

CONAM REALTY INVESTORS 4 L.P.

AND CONSOLIDATED VENTURES


PART II    OTHER INFORMATION

ITEMS 1-5  Not applicable

ITEM 6    Exhibits and reports on Form 8-K

           (a) Exhibits -

              (27)  Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.