Form 10-Q
period 1999-03-31
CONAM REALTY INVESTORS 4 L P
filed 1999-05-14
CIK 722745

               United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
     X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   -----     Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

or

             Transition Report Pursuant to Section 13 of 15(d) of the Securities
   -----     Exchange Act of 1934

               For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER: 0-13329


                         CONAM REALTY INVESTORS 4 L.P.
                         -----------------------------
             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


          California                                      11-2685746
          ----------                                      ----------
STATE OR OTHER JURISDICTION OF                I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION


1764 San Diego Avenue
San Diego, CA                                                         92110-1906
-------------                                                         ----------
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


                        PART 1 - FINANCIAL INFORMATION

ITEM 1.    Financial Statements


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                 AT MARCH 31,         AT DECEMBER 31,
                                                    1999                    1998
--------------------------------------------------------------------------------
ASSETS
Investments in real estate:
  Land                                          $    -               $ 2,153,239
  Buildings and improvements                         -                11,023,211
                                            ------------------------------------
                                                     -                13,176,450
  Less accumulated depreciation                      -                (5,968,023)
                                            ------------------------------------
                                                     -                 7,208,427
Cash and cash equivalents                        482,298               1,403,143
Other assets                                       5,751                 160,534
--------------------------------------------------------------------------------
      TOTAL ASSETS                              $488,049             $ 8,772,104
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable and accrued expenses          188,185                 239,393
  Due to General Partner                             -                     6,853
  Security deposits                                  -                    34,109
                                            ------------------------------------
      Total Liabilities                          188,185                 280,355
                                            ------------------------------------
Partners' Capital:
  General Partner                                 35,552                     -
  Limited Partners (128,110 Units
    outstanding)                                 264,312               8,491,749
                                            ------------------------------------
      Total Partners' Capital                    299,864               8,491,749
--------------------------------------------------------------------------------
      TOTAL LIABILITIES AND PARTNERS' CAPITAL   $488,049             $ 8,772,104
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,                1999                    1998
--------------------------------------------------------------------------------
INCOME
Rental                                        $  115,938                $408,274
Interest and other                                47,175                  63,583
                                              ----------------------------------
       Total Income                              163,113                 471,857
--------------------------------------------------------------------------------
EXPENSES
Property operating                               141,887                 261,981
Depreciation                                      17,623                 105,701
General and administrative                        42,904                  59,604
                                              ----------------------------------
       Total Expenses                            202,414                 427,286
--------------------------------------------------------------------------------
Income (loss) from operations                    (39,301)                 44,571
Gain on sale of properties                     1,939,570                     -
--------------------------------------------------------------------------------
       NET INCOME                             $1,900,269                $ 44,571
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NET INCOME ALLOCATED:
       To the General Partner                 $  127,439                $ 14,234
       To the Limited Partners                 1,772,830                  30,337
--------------------------------------------------------------------------------
       NET INCOME                             $1,900,269                $ 44,571
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
    (128,110 UNITS OUTSTANDING)
Income (loss) from operations                 $    (0.30)               $   0.24
Gain on sale of properties                         14.14                     -
--------------------------------------------------------------------------------
       NET INCOME                             $    13.84                $   0.24
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                      GENERAL       LIMITED
                                      PARTNER       PARTNERS           TOTAL
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998         $    -       $  8,491,749     $  8,491,749
Net income                            127,439        1,772,830        1,900,269
Distributions ($78.06 per Unit)       (91,887)     (10,000,267)     (10,092,154)
--------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999            $ 35,552     $    264,312     $    299,864
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,                         1999           1998
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  1,900,269  $     44,571
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                            17,623       105,701
   Gain on sale of properties                          (1,939,570)          -
   Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                       154,783        (6,500)
       Accounts payable and accrued expenses             (127,522)       36,250
       Due to General Partner                              (6,853)       (8,752)
       Security deposits                                  (34,109)          941
                                                     ---------------------------
Net cash provided by (used in) operating activities       (35,379)      172,211
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
net proceeds from sale of properties                    9,206,688           -
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES-
distributions                                         (10,092,154)  (13,729,122)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (920,845)  (13,556,911)
Cash and cash equivalents, beginning of period          1,403,143    15,150,595
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $    482,298  $  1,593,684
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998 and the consolidated statement of partners' capital for the three months ended March 31, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

The Partnership sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

Within 30 days of the completion of the sale of the properties, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining cash from operations of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

No other significant events have occurred subsequent to the year ended December 31, 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared cash distributions in the amounts of $10,000,267 to the Limited Partner Unitholders ($78.06 per Unit) and $91,887 to the General Partner, which amounts represent substantially all of the net proceeds from the sale (the "Sale" ) of the Partnership's remaining investments in real estate ("Properties") together with other available cash from operations of the Partnership less an amount for costs associated with the liquidation of the Partnership and other contingencies.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At March 31, 1999, the Partnership had cash and cash equivalents of $482,298 compared with $1,403,143 at December 31, 1998. The decrease in cash and cash equivalents is due to the distribution of the proceeds from the Sale and cash from operations. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with Sale and the final liquidation of the Partnership. Remaining cash available, if any, after the satisfaction of all Partnership obligations will be distributed pursuant to the Partnership agreement.

RESULTS OF OPERATIONS

Partnership net income for the three months ended March 31, 1999 was $1,900,269 compared to $44,571 for the corresponding period in 1998. The increase for the three months ended March 31, 1999 is primarily attributable to the gain on the Sale.

For the three months ended March 31, 1999, the Partnership generated operating losses of $39,301 compared to operating income of $44,571 for the corresponding period in 1998. Rental income totaled $115,938 for the three months ended March 31, 1999 compared with $408,274 for the corresponding period in 1998. Partnership expenses for the three months ended March 31, 1999 totaled $202,414 compared with $427,286 for the corresponding period in 1998. For the three months ended March 31, 1999, the decreased income from operations, rental income and partnership expenses are primarily attributable to the Sale on January 29, 1999.

YEAR 2000

Due to the consummation of the Sale in January 1999, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risks

Since the Partnership sold its remaining Properties on January 29, 1999 and has no interest-bearing indebtedness, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

                          PART II - OTHER INFORMATION


ITEMS 1-3.     Not applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders.

               Pursuant to a Consent Solicitation Statement dated December 16, 1998, the Unitholders were asked to approve two proposals as follows: (i) the sale of all of the Partnership's remaining real estate investments to DOC Investors, L.L.C. (the "Sale"); and (ii) an amendment to the Partnership's partnership agreement to permit sales of Partnership properties to affiliates of the General Partner if the terms of the sale are approved by the Unitholders (the "Amendment"). By its terms, the consent solicitation was to terminate on January 15, 1999, unless such date was extended by the General Partner for an aggregate of up to an additional 40 days. Since both the Sale and the Amendment were approved by the requisite majority-in-interest of the Unitholders (i.e., at least 64,056 Units) as of January 15, 1999, the consent solicitation terminated on such date. Upon termination of the consent solicitation, the results of the consent solicitation were as follows: (i) With respect to the Sale - 69,717 Units "FOR;" 1,953 Units "AGAINST;" and 733 Units "ABSTAIN;" and (ii) with respect to the Amendment - 68,418 Units "FOR;" 2,983 Units "AGAINST;" and 1,027 Units "ABSTAIN." The foregoing results do not include any votes received after the termination of the consent solicitation.

ITEM 5.        Not applicable

ITEM 6.        Exhibits & Reports on Form 8-K

           (a) Exhibits

           3.1 Amendment, dated January 18, 1999 to Partnership's Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

          10.1 Agreement for Purchase and Sale and Joint Escrow Instructions between Village at the Foothills (Phase II) Joint Venture Limited Partnership and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Village at the Foothills II & III Apartments (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

          10.2 Agreement for Purchase and Sale and Joint Escrow Instructions between Shadowood Village, Ltd. and Doc Investors, L.L.C. dated January 26, 1999 with respect to Shadowood Village Apartments (included as, and incorporated herein by reference to, Exhibit 10.2 to the Partnership's Report on Form 8-K filed on February 16, 1999).

           (b) Reports on Form 8-K

               On February 16, 1999, the Partnership filed a Form 8-K for the purpose of disclosing the consummation of the sale of all of its real property investments on January 29, 1999 to DOC Investors, L.L.C. No other reports on Form 8-K were filed during the quarter ended March 31, 1999.

          (27) Financial Data Schedule

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


                                CONAM PROPERTY SERVICES IV, LTD.
                                General Partner of ConAm Realty Investors 4 L.P.

                                BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date:  May 14, 1999             BY: /s/ DANIEL J. EPSTEIN
                                        -----------------
                                        Daniel J. Epstein
                                        Director, President, and Principal
                                        Executive Officer


Date:  May 14, 1999             BY: /s/ ROBERT J. SVATOS
                                        ----------------
                                        Robert J. Svatos
                                        Vice President and Director