Form 10-Q
period 1999-06-30
CONAM REALTY INVESTORS 4 L P
filed 1999-08-11
CIK 722745

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
     X          Quarterly Report Pursuant to Section 13 or 15(d) of
    ----               the Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

    or

                    Transition Report Pursuant to Section 13 of 15(d) of
    ----               the Securities Exchange Act of 1934
                   For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-13329


                          CONAM REALTY INVESTORS 4 L.P.
                          -----------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


                          California                                                  11-2685746
                          ----------                                                  ----------
    STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION           I.R.S. EMPLOYER IDENTIFICATION NO.

    1764 San Diego Avenue
    San Diego, CA                                                                  92110-1906
    --------------                                                                 ----------
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

                         PART 1 - FINANCIAL INFORMATION


     ITEM 1.            Financial Statements

     CONSOLIDATED BALANCE SHEETS

                                                                                     AT JUNE 30,         AT DECEMBER 31,
                                                                                            1999                    1998
     --------------------------------------------------------------------------------------------------------------------
     ASSETS
     Investments in real estate:
        Land                                                                           $       -             $ 2,153,239
        Buildings and improvements                                                             -              11,023,211
                                                                                -----------------------------------------
                                                                                               -              13,176,450
        Less accumulated depreciation                                                          -              (5,968,023)
                                                                                -----------------------------------------
                                                                                               -               7,208,427
     Cash and cash equivalents                                                           334,577               1,403,143
     Other assets                                                                              -                 160,534
     --------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                               $ 334,577             $ 8,772,104
     ====================================================================================================================
     LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:
        Accounts payable and accrued expenses                                             74,194                 239,393
        Due to General Partner                                                                 -                   6,853
        Security deposits                                                                      -                  34,109
                                                                                -----------------------------------------
            Total Liabilities                                                             74,194                 280,355
                                                                                -----------------------------------------
     Partners' Capital:
        General Partner                                                                   35,157                       -
        Limited Partners (128,110 Units outstanding)                                     225,226               8,491,749
                                                                                -----------------------------------------
            Total Partners' Capital                                                      260,383               8,491,749
     --------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $ 334,577             $ 8,772,104
     ====================================================================================================================

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                              JUNE 30,                                     JUNE 30,
                                                1999                     1998                   1999                   1998
     ----------------------------------------------------------------------------------------------------------------------------
     INCOME
     Rental                                      $       -                $ 405,666            $   115,938             $ 813,940
     Interest and other                              4,592                   21,830                 51,767                85,413
                                                 --------------------------------------------------------------------------------
            Total Income                             4,592                  427,496                167,705               899,353
     ----------------------------------------------------------------------------------------------------------------------------
     EXPENSES
     Property operating                                  -                  224,735                141,887               486,716
     Depreciation                                        -                  105,701                 17,623               211,402
     General and administrative                     44,073                   55,022                 86,977               114,626
                                                 --------------------------------------------------------------------------------
            Total Expenses                          44,073                  385,458                246,487               812,744
     ----------------------------------------------------------------------------------------------------------------------------
     Income (Loss) from operations                 (39,481)                  42,038                (78,782)               86,609
     Gain on sale of properties                          -                        -              1,939,570                     -
     ----------------------------------------------------------------------------------------------------------------------------
            NET INCOME (LOSS)                    $ (39,481)               $  42,038            $ 1,860,788             $  86,609
     ============================================================================================================================
     NET INCOME (LOSS) ALLOCATED:
            To the General Partner               $    (395)               $  14,235            $   127,044             $  28,469
            To the Limited Partners                (39,086)                  27,803              1,733,744                58,140
     ----------------------------------------------------------------------------------------------------------------------------
            NET INCOME (LOSS)                    $ (39,481)               $  42,038            $ 1,860,788             $  86,609
     ============================================================================================================================
     PER LIMITED PARTNERSHIP UNIT
         (128,110 UNITS OUTSTANDING)
     Income (Loss) from operations               $   (0.31)               $    0.22            $     (0.61)            $    0.45
     Gain on sale of properties                          -                        -                  14.14                     -
     ----------------------------------------------------------------------------------------------------------------------------
            NET INCOME (LOSS)                    $   (0.31)               $    0.22            $     13.53             $    0.45
     ============================================================================================================================


     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                             GENERAL             LIMITED
                                                                             PARTNER             PARTNERS               TOTAL
     -------------------------------------------------------------------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1998                                           $      -         $  8,491,749        $  8,491,749
     Net income                                                              127,044            1,733,744           1,860,788
     Distributions ($78.06 per Limited Partner Unit)                         (91,887)         (10,000,267)        (10,092,154)
     -------------------------------------------------------------------------------------------------------------------------
     BALANCE AT JUNE 30, 1999                                               $ 35,157         $    225,226        $    260,383
     =========================================================================================================================


     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE SIX MONTHS ENDED JUNE 30,                                                           1999                    1998
     -------------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $ 1,860,788            $     86,609
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation                                                                           17,623                 211,402
        Gain on sale of properties                                                         (1,939,570)                      -
        Increase (decrease) in cash arising from changes in operating assets and liabilities:
            Other assets                                                                      160,534                 (42,061)
            Accounts payable and accrued expenses                                            (165,199)                 29,566
            Due to General Partner                                                             (6,853)                    864
            Security deposits                                                                 (34,109)                 (8,862)
                                                                                        --------------------------------------
     Net cash provided by (used in) operating activities                                     (106,786)                277,518
     -------------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES-
     net proceeds from sale of properties                                                   9,130,374                       -
     -------------------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES-
     distributions                                                                        (10,092,154)            (13,871,467)
     -------------------------------------------------------------------------------------------------------------------------
     Net decrease in cash and cash equivalents                                             (1,068,566)            (13,593,949)
     Cash and cash equivalents, beginning of period                                         1,403,143              15,150,595
     -------------------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   334,577            $  1,556,646
     =========================================================================================================================

     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

     The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flow for the six months ended June 30, 1999 and 1998, and the consolidated statement of partners' capital for the six months ended June 30, 1999. Results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     The Partnership has sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

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

     No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 4 L.P.
AND CONSOLIDATED VENTURES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared cash distributions in the amounts of $10,000,267 to the Limited Partner Unitholders ($78.06 per Unit) and $91,887 to the General Partner, which amounts represent substantially all of the net proceeds from the sale (the "Sale" ) of the Partnership's remaining investments in real estate ("Properties") together with other available cash from operations of the Partnership less an amount for costs associated with the liquidation of the Partnership and other contingencies. As a result of the Sale and distribution, cash and cash equivalents comprise all of the remaining assets of the Partnership. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with the Sale and final liquidation of the Partnership.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At June 30, 1999, the Partnership had cash and cash equivalents of $334,577 compared with $1,403,143 at December 31, 1998. The decrease in cash and cash equivalents is due to the Sale of the Properties and the subsequent distribution of substantially all of the net proceeds thereof and other Partnership cash. Remaining cash available, if any, after the satisfaction of all Partnership obligations will be distributed pursuant to the Partnership agreement.

RESULTS OF OPERATIONS

Partnership net income (loss) for the three and six months ended June 30, 1999 was ($39,481) and $1,860,788, respectively, compared to net income of $42,038 and $86,609 for the corresponding periods in fiscal 1998. The decreased income for the three months ended June 30, 1999 is primarily attributable to the Sale of the Properties. The increase in income for the six month period is primarily attributable to the gain on the Sale.

The Partnership generated operating losses for the three and six months ended June 30, 1999 of $39,481 and $78,782, respectively, compared to operating income of $42,038 and $86,609, respectively, for the corresponding periods in fiscal 1998. Total income for the three and six months ended June 30, 1999 totaled $4,592 and $167,705, respectively, compared with $427,496 and $899,353, respectively, for the corresponding period in fiscal 1998. The decreased total income and operating loss for the three and six months ended June 30, 1999, is primarily attributable to the decrease in rental income attributable to the Sale on January 29, 1999, partially offset by interest income earned on the proceeds from the Sale prior to distributions to the Unitholders and reduced operating expenses.

Total expenses for the three and six months ended June 30, 1999 were $44,073 and $246,487, respectively, compared to $385,458 and $812,744, respectively, for the corresponding periods in fiscal 1998. The decrease in total expenses is primarily attributable to the Sale.

General and administrative expenses for the three and six months ended June 30, 1999 were $44,073 and $86,977, respectively, compared to $55,022 and $114,626, respectively, for the corresponding periods in fiscal 1998. The decrease in general and administrative expenses is primarily attributable to a reduction in printing, mailing and investor relation expenses.

YEAR 2000

Due to the consummation of the Sale, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risks

Due to the consummation of the Sale, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

                           PART II - OTHER INFORMATION


ITEMS 1-5.     Not applicable


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


            (b) Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                            CONAM PROPERTY SERVICES IV, LTD.
                            General Partner of ConAm Realty Investors 4 L.P.

                            BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                 GENERAL PARTNER


Date:  August 10, 1999      BY: /s/ DANIEL J. EPSTEIN
                                    ---------------------
                                    Daniel J. Epstein
                                    Director, President, and Principal
                                    Executive Officer

Date:  August 10, 1999       BY: /s/ ROBERT J. SVATOS
                                     ---------------------
                                     Robert J. Svatos
                                     Vice President and Director